Form 10-Q
period 2021-06-30
ZIPRECRUITER, INC.
filed 2021-08-13
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-40406

ZIPRECRUITER, INC.
(Exact name of registrant as specified in its charter)

Delaware				27-2976158
(State or other jurisdiction of incorporation or organization)	604 Arizona Ave.			(I.R.S. Employer Identification No.)
	Santa Monica,	CA	90401
	(877)	252-1062
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.00001 par value per share	ZIP	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 83,071,919 shares of Class A common stock outstanding and 32,036,223 shares of Class B common stock outstanding as of August 5, 2021.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in research and development, sales and marketing, and general and administrative expenses (including any components of the foregoing), and our ability to achieve and/or maintain future profitability;
•effects of the COVID-19 pandemic on our business, the employment market, and the economy generally;
•our business plan and our ability to effectively manage our growth;
•our ability to compete with well-established competitors and new entrants;
•our ability to enhance our marketplace and introduce new and improved offerings;
•our ability to increase the number of employers and job seekers in our marketplace;
•our ability to strengthen our technology that underpins our marketplace;
•our ability to attract and retain qualified employees and key personnel;
•our ability to execute our strategy;
•beliefs and objectives for future operations;
•the effects of seasonal trends on our results of operations;
•our ability to expand to new markets;
•our ability to maintain, protect, and enhance our brand and intellectual property;
•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business;
•economic and industry trends, projected growth, or trend analysis; and
•increased expenses associated with being a public company.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations, except as required by law.
You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

SUMMARY OF RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” later in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:
•We face intense competition and could lose market share to our competitors, which could adversely affect our business, operating results, and financial condition.
•COVID-19 has caused significant uncertainty and disruption in our business operations. The ongoing effects of the COVID-19 pandemic continue to be unpredictable, and may have an adverse effect on our business, results of operations, and financial condition.
•Our business is significantly affected by fluctuations in general economic conditions, which have been adversely affected by the COVID-19 pandemic. There is risk that any economic recovery may be short-lived and uneven, and may not result in increased demand for our services.
•Our marketplace functions on software that is highly technical and complex, and if it fails to perform properly, our reputation could be adversely affected, our market share could decline and we could be subject to liability claims.
•Our future success depends in part on employers purchasing and renewing or upgrading subscriptions and performance-based services from us. Any decline in our user renewals or upgrades or performance-based services could harm our future operating results.
•We have experienced growth in recent periods and expect to continue to invest in our growth for the foreseeable future. If we cannot manage our growth effectively, our business, operating results, and financial condition could be adversely affected.
•Significant segments of the market for job advertisements services may have hiring needs and service preferences that are subject to greater volatility than the overall economy.
•Our efforts and ability to sell to a broad mix of businesses could adversely affect our operating results in a given period.
•Our business depends largely on our ability to attract and retain talented employees, including senior management and key personnel. If we lose the services of Ian Siegel, our Chief Executive Officer, or other members of our senior management team, we may not be able to execute on our business strategy.
•If internet search engines’ methodologies or other channels that we use to direct traffic to our website are modified to our disadvantage, or our search result page rankings decline for other reasons, our user growth could decline.
•Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business, which makes our future results difficult to predict.
•Our success depends on our ability to maintain the value and reputation of the ZipRecruiter brand.
•Market volatility may affect the value of an investment in our Class A common stock and could subject us to litigation.
•The dual class structure of our common stock concentrates voting control with those stockholders who held our capital stock prior to our listing, including our directors, executive officers, and 5% stockholders. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZipRecruiter, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash	$153,342	$114,539
Accounts receivable, net of allowances of $3,891 and $3,933 at June 30, 2021 and December 31, 2020, respectively	36,312	21,036
Prepaid expenses and other assets	13,106	5,462
Deferred commissions, current portion	4,103	3,727
Total current assets	206,863	144,764
Property and equipment, net	8,935	5,043
Operating lease right-of-use assets	19,709	22,500
Internal use software, net	12,210	11,191
Deferred commissions, net of current portion	3,474	3,712
Goodwill	1,724	1,724
Deferred tax assets, net	36,526	23,083
Other assets	1,300	112
Total assets	$290,741	$212,129

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$31,978	$13,509
Accrued expenses	54,699	38,842
Deferred revenue	23,081	15,112
Deferred payroll tax liability, current portion	1,677	1,677
Operating lease liabilities, current portion	5,137	1,669
Other liabilities	114	646
Total current liabilities	116,686	71,455
Operating lease liabilities, net of current portion	21,479	25,130
Convertible notes and accrued interest with related parties	—	25,371
Deferred payroll tax liability, net of current portion	1,829	1,818
Other liabilities	1,845	1,795
Total liabilities	141,839	125,569
Commitments and contingencies (Note 8)

Redeemable convertible preferred stock
Series A, $0.00001 par value; no shares and 2,271 shares authorized, issued, and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	87,118
Series B, $0.00001 par value; no shares and 6,151 shares authorized, no shares and 6,031 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	49,738
Total redeemable convertible preferred stock	—	136,856
Stockholders' equity (deficit)
Preferred Stock, $0.00001 par value; 50,000 and no shares authorized as of June 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as June 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.00001 par value; 700,000 and no shares authorized as of June 30, 2021 and December 31, 2020, respectively; 82,714 and no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	—
Class B common stock, $0.00001 par value; 700,000 and 137,800 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 32,231 and 78,283 shares issued and 32,036 and 78,088 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class B treasury stock, 195 shares outstanding as of June 30, 2021 and December 31, 2020	(644)	(644)
Additional paid-in capital	260,378	21,732
Accumulated deficit	(110,833)	(71,384)
Total stockholders' equity (deficit)	148,902	(50,296)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$290,741	$212,129
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$182,960	$87,655	$308,332	$200,947
Cost of revenue	21,600	11,840	37,561	26,312
Gross profit	161,360	75,815	270,771	174,635
Operating expenses:
Sales and marketing	114,171	28,069	177,647	106,949
Research and development	37,909	16,306	54,924	35,532
General and administrative	77,597	9,792	90,051	21,280
Total operating expenses	229,677	54,167	322,622	163,761
Income (loss) from operations	(68,317)	21,648	(51,851)	10,874
Other income (expense)
Interest expense	(266)	(367)	(475)	(646)
Sublease income (expense)	(141)	275	151	557
Other income (expense), net	(40)	(68)	54	(212)
Total other expense, net	(447)	(160)	(270)	(301)
Income (loss) before income taxes	(68,764)	21,488	(52,121)	10,573
Income tax expense (benefit)	(15,917)	165	(12,672)	332
Net income (loss)	(52,847)	21,323	(39,449)	10,241
Less: Accretion of redeemable convertible preferred stock	(483)	(956)	(1,480)	(1,911)
Less: Undistributed earnings attributable to participating securities	—	(4,745)	—	(1,943)
Net income (loss) attributable to Class A and Class B common stockholders	$(53,330)	$15,622	$(40,929)	$6,387
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(0.55)	$0.20	$(0.47)	$0.08
Diluted	$(0.55)	$0.18	$(0.47)	$0.07
Weighted average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	96,726	79,681	87,829	79,552
Diluted	96,726	91,290	87,829	91,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock				Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Series A		Series B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	2,271	$87,118	6,031	$49,738	—	$—	78,283	$—	(195)	$(644)	$21,732	$(71,384)	$(50,296)
Accretion of redeemable convertible preferred stock	—	961	—	36	—	—	—	—	—	—	(997)	—	(997)
Issuance of common stock upon exercise of options	—	—	—	—	—	—	1,965	—	—	—	3,660	—	3,660
Repurchase and retirement of common stock	—	—	—	—	—	—	(50)	—	—	—	(450)	—	(450)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,290	—	1,290
Net income	—	—	—	—	—	—	—	—	—	—	—	13,398	13,398
Balance as of March 31, 2021	2,271	$88,079	6,031	$49,774	—	$—	80,198	$—	(195)	$(644)	$25,235	$(57,986)	$(33,395)
Accretion of redeemable convertible preferred stock	—	466	—	17	—	—	—	—	—	—	(483)	—	(483)
Conversion of redeemable convertible preferred stock to common stock	(2,271)	(88,545)	(6,031)	(49,791)	—	—	24,202	1	—	—	138,335	—	138,336
Conversion of convertible notes with related parties to common stock	—	—	—	—	—	—	3,085	—	—	—	25,653	—	25,653
Conversion of Class B stock to Class A stock	—	—	—	—	82,714	1	(82,714)	(1)	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	5,282	—	—	—	8,720	—	8,720
Repurchase and retirement of common stock	—	—	—	—	—	—	(100)	—	—	—	(2,300)	—	(2,300)
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	97	—	97
Issuance of common stock upon the vesting and settlement of restricted stock units	—	—	—	—	—	—	2,278	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	65,121	—	65,121
Net income	—	—	—	—	—	—	—	—	—	—	—	(52,847)	(52,847)
Balance as of June 30, 2021	—	$—	—	$—	82,714	$1	32,231	$—	(195)	$(644)	$260,378	$(110,833)	$148,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2020
	Redeemable Convertible Preferred Stock				Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Series A		Series B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	2,271	$83,375	6,031	$49,598	—	$—	79,583	$—	(195)	$(644)	$35,339	$(157,006)	$(122,311)
Cumulative-effect of accounting change adopted as of January 1, 2020	—	—	—	—	—	—	—	—	—	—	426	(426)	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	572	—	—	—	305	—	305
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,994	—	1,994
Capital contribution	—	—	—	—	—	—	(213)	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	920	—	35	—	—	—	—	—	—	(955)	—	(955)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,082)	(11,082)
Balance as of March 31, 2020	2,271	$84,295	6,031	$49,633	—	$—	79,942	$—	(195)	$(644)	$37,109	$(168,514)	$(132,049)
Issuance of common stock upon exercise of options	—	—	—	—	—	—	672	—	—	—	699	—	699
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,386	—	1,386
Capital contribution	—	—	—	—	—	—	(213)	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	921	—	35	—	—	—	—	—	—	(956)	—	(956)
Net loss	—	—	—	—	—	—	—	—	—	—	—	21,323	21,323
Balance as of June 30, 2020	2,271	$85,216	6,031	$49,668	—	$—	80,401	$—	(195)	$(644)	$38,238	$(147,191)	$(109,597)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(39,449)	$10,241
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	65,592	3,304
Depreciation and amortization	4,535	5,041
Provision for bad debts	679	2,359
Deferred income taxes	(13,443)	—
Noncash lease expense	2,791	2,800
Amortization of issuance costs for credit facility	43	—
Loss on disposal of property and equipment	14	329
Change in operating assets and liabilities:
Accounts receivable	(15,955)	7,068
Prepaid expenses and other current assets	(8,196)	1,503
Deferred commissions, net	(138)	(1,753)
Other assets	39	108
Accounts payable	18,480	(317)
Accrued expenses and other liabilities	14,919	(16,356)
Deferred revenue	7,987	(2,504)
Deferred payroll taxes	—	1,467
Operating lease liabilities	(183)	(3,420)
Net cash provided by operating activities	37,715	9,870
Cash flows from investing activities
Purchases of property and equipment	(4,429)	(871)
Capitalized internal use software costs	(3,786)	(3,815)
Net cash used in investing activities	(8,215)	(4,686)
Cash flows from financing activities
Proceeds from term loan	—	10,000
Repayment of term loan	—	(20,000)
Proceeds from revolving line	—	16,500
Repayment of revolving line	—	(16,500)
Proceeds from convertible notes with related parties	—	25,000
Payment of issuance costs for credit facility	(1,270)	—
Repurchase of common stock	(2,750)	—
Proceeds from exercise of stock options	13,323	485
Net cash provided by financing activities	9,303	15,485
Net increase in cash	38,803	20,669
Cash
Beginning of period	114,539	35,529
End of period	$153,342	$56,198
Supplemental disclosure of non-cash activities
Capitalized assets included in accounts payable and accrued expenses	$1,535	$513
Stock-based compensation capitalized for software	819	76
In-transit proceeds from exercise of stock options	21	519
Operating lease right-of-use assets obtained in exchange for new operating lease	—	5,787
Accretion of redeemable convertible preferred stock	1,480	1,911
Conversion of redeemable convertible preferred stock	138,336	—
Conversion of convertible notes and accrued interest with related parties	25,653	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.Description of Business
ZipRecruiter, Inc. was incorporated in the state of Delaware on June 29, 2010. Hereinafter, ZipRecruiter, Inc. and its wholly owned subsidiaries ZipRecruiter Israel Ltd., ZipRecruiter UK Ltd., and ZipRecruiter Canada Ltd. are collectively referred to as “ZipRecruiter” or the “Company.” The Company is a two-sided marketplace that enables employers and job seekers to connect with one another online to fill job opportunities.
Direct Listing
On May 14, 2021, the Company’s registration statement related to the direct listing of its Class A common stock on the New York Stock Exchange (“NYSE”) (the “Direct Listing”) was declared effective by the Securities and Exchange Commission (“SEC”) and on May 26, 2021, the Direct Listing was completed and the Company’s Class A common stock commenced trading.
Immediately prior to the completion of the Direct Listing, the Company filed its amended and restated certificate of incorporation, which resulted in the creation of Class A common stock and Class B common stock. All existing shares of common stock issued and outstanding or held as treasury stock were reclassified into shares of Class B common stock.
In connection with the effectiveness of the Direct Listing, all 2.3 million outstanding shares of Series A Redeemable Convertible Preferred Stock (“Series A preferred stock”) and 6.0 million outstanding shares of Series B Redeemable Convertible Preferred Stock (“Series B preferred stock”) converted into 24.2 million shares of Class B common stock. On May 26, 2021, the Company’s convertible notes with related parties converted into 3.1 million shares of Class B common stock.
The Company incurred fees related to financial advisory services, accounting and legal expenses, the bonus earned by the Company’s Chief Executive Officer (“CEO”), and other filing costs in connection with the Direct Listing. These costs totaled $31.9 million and $34.0 million for the three and six months ended June 30, 2021, respectively, and have been recorded in general and administrative expenses.
2.Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, certain information and disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP have been condensed or omitted.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 26, 2021 (the “Prospectus”). The consolidated balance sheet as of December 31, 2020 has been derived from our audited consolidated financial statements.
In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the condensed consolidated financial statements.
There have been no changes in the Company’s accounting policies from those disclosed in its audited consolidated financial statements and the related notes included in the Prospectus.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021 or any future period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates include revenue recognition, estimates relating to the measurement of operating lease right-of-use (“ROU”) assets and operating lease liabilities, determination of the fair value of stock-based awards, valuation of common stock in periods prior to becoming a public company, collectability of accounts receivable, impairment of long-lived assets, including goodwill, carrying value and useful lives of property and equipment and internal-use software, the amortization period for deferred commission costs, and income taxes. By their nature, estimates are subject to an inherent degree of uncertainty and actual results could differ from those estimates.
The impact of the Coronavirus pandemic (“COVID-19”) continues to evolve. As a result, many of the Company’s estimates and assumptions require increased judgment and carry a higher degree of variability and volatility.
As of the date these condensed consolidated financial statements are issued, the Company is not aware of any specific event or circumstance that would require an update to the Company’s estimates or judgments, or change to the carrying value of the Company’s assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the financial statements.
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Accounting standards describe a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
- Level 1 — Quoted prices in active markets for identical assets, liabilities, or funds.
- Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
- Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short-term maturities. The fair value of the Company’s convertible notes with related parties as of December 31, 2020 was estimated to be approximately $36.9 million, and was based on the value of shares into which the notes convert. The value of the shares represents a Level 3 input in the fair value hierarchy. The convertible

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
notes with related parties converted into shares of Class B common stock in connection with the Direct Listing in May 2021.
Certain assets, including goodwill and intangible assets are also subject to measurement at fair value on a non-recurring basis using Level 3 inputs, but only when they are deemed to be impaired. As of June 30, 2021 and December 31, 2020, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
Segments and Geographic Information
The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources.
Stock-based Compensation for Awards with a Market Condition
In April 2021, the Company granted a RSU award (the “CEO Performance Award”), which included service, market, and performance based vesting conditions. The fair value of the award is determined using a Monte Carlo simulation model. The associated stock-based compensation is recorded over the requisite service period, using a graded attribution method. The requisite service period is the longer of the service period derived from the Monte Carlo simulation model and the explicit service period the CEO is required to remain employed to vest in the award. The market condition is satisfied upon achieving certain stock price targets for a period following the completion of the Company’s Direct Listing. The CEO Performance Award also contains an implied performance-based vesting condition as the CEO’s ability to earn the award is contingent upon the completion of the Direct Listing. Accordingly, no expense was recognized prior to the completion of the Company’s Direct Listing on May 26, 2021, as vesting was not considered probable for accounting purposes until the Direct Listing occurred. Provided that Ian Siegel continues to be the CEO of the Company, stock-based compensation expense is recognized over the requisite service period, regardless of whether the stock price targets are achieved. If the stock price targets are met sooner than the derived service period, the Company will accelerate the recognition of stock-based compensation expense to reflect the cumulative expense associated with the vested shares.
The determination of the fair value of stock-based awards with a market condition is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If the Company had made different assumptions, its stock-based compensation expense, and its results of operations for the three and six months ended June 30, 2021 and June 30, 2020 may have been significantly different.
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
As an “emerging growth company,” the Company is allowed by the Jumpstart Our Business Startups Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing model for measuring the allowance for credit losses for financial assets measured at amortized cost (including accounts receivable) to a model that is based on the expected losses rather than incurred losses. Under the new credit loss model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecast information. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and in April

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These ASUs provide supplemental guidance and clarification to ASU 2016-13 and must be adopted concurrently with the adoption of ASU 2016-13, cumulatively referred to as “Topic 326.” This guidance is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of this update on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of income tax accounting guidance. This guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. An entity that elects to early adopt ASU 2019-12 in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. The Company is currently evaluating the effects of the adoption of this update on its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of this update on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company early adopted ASU 2018-15 on January 1, 2021 and applied the changes prospectively. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.
3.Net Income (Loss) Per Share
Basic and diluted net income (loss) per share are computed using the two-class method as required when there are participating securities and multiple classes of common stock.
Prior to May 14, 2021, when the Company’s Series A and B redeemable convertible preferred stock converted into shares of Class B common stock, the Company’s redeemable convertible preferred stock were participating securities as the holders of the redeemable convertible preferred stock were entitled to participate in dividends with common stock. In periods of net income, net income after deducting the accretion of redeemable convertible preferred stock was attributed to common stockholders and participating securities based on their participation rights. Net losses after deducting the accretion of redeemable convertible preferred stock are not allocated to the participating securities as the participating securities do not have a contractual obligation to share in any losses.
In April 2021, the Company filed its amended and restated certificate of incorporation, which resulted in the creation of Class A common stock and Class B common stock. As the liquidation and dividend rights are identical for Class A and Class B common stock (see Note 9), the undistributed earnings under the two-class method are allocated on a proportional basis and the resulting net income (loss) per share attributable to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the Company’s basic net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) per share, basic:
Net income (loss)	$(52,847)	$21,323	$(39,449)	$10,241
Less: Accretion of redeemable convertible preferred stock	(483)	(956)	(1,480)	(1,911)
Less: Undistributed earnings attributable to participating securities	—	(4,745)	—	(1,943)
Net income (loss) attributable to Class A and Class B common stockholders	$(53,330)	$15,622	$(40,929)	$6,387
Weighted average shares of Class A and Class B common stock outstanding	96,726	79,681	87,829	79,552
Net income (loss) per share attributable to Class A and Class B common stockholders, basic	$(0.55)	$0.20	$(0.47)	$0.08
On April 19, 2021, the Company’s board of directors waived the liquidity event-based performance condition such that the RSUs that had satisfied the service condition would vest upon the earlier of the first day of trading of the Company’s common stock on the New York Stock Exchange or March 15, 2022. As vesting of the Company’s RSUs was now probable after the modification, these awards were considered in the diluted net income (loss) per share calculation on and after April 19, 2021. During the three and six months ended June 30, 2021, unvested RSU awards were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the Company’s diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) per share, diluted:
Numerator:
Net income (loss) attributable to Class A and Class B common stockholders	$(53,330)	$15,622	$(40,929)	$6,387
Add:
Reallocation of net income attributable to participating securities	—	477	—	202
Interest on convertible notes with related parties, net of tax	—	11	—	—
Net income (loss) attributable to Class A and Class B common stockholders, diluted	$(53,330)	$16,110	$(40,929)	$6,589

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	96,726	79,681	87,829	79,552
Effect of dilutive securities:
Options to purchase common stock	—	11,236	—	12,029
Convertible notes with related parties	—	373	—	—
Weighted average shares of Class A and Class B common stock outstanding, diluted	96,726	91,290	87,829	91,581
Net income (loss) per share attributable to Class A and Class B common stockholders, diluted	$(0.55)	$0.18	$(0.47)	$0.07
The following table presents the weighted average number of potentially dilutive common stock equivalents excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	15,521	6,643	17,065	5,499
Restricted stock units	6,078	3,921	5,820	3,550
Redeemable convertible preferred stock, if converted basis	11,436	—	17,784	—
Convertible notes with related parties, if converted basis	1,860	—	2,457	187
Unvested early exercise common stock	61	—	31	—
Total shares excluded from diluted net income (loss) per share	34,956	10,564	43,157	9,236
The CEO Performance Award is excluded from the above table because none of the market conditions had been met as of June 30, 2021.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.Revenue Information
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Subscription	$151,292	$74,002	$251,796	$169,367
Performance-based	31,668	13,653	56,536	31,580
Total revenue	$182,960	$87,655	$308,332	$200,947
The Company recognized $15.5 million and $14.4 million of revenues during the three months ended June 30, 2021 and 2020, respectively, that was included in the deferred revenue balances as of March 31, 2021 and 2020, respectively.
The Company recognized $11.4 million and $13.9 million of revenues during the six months ended June 30, 2021 and 2020, respectively, that was included in the deferred revenue balances as of December 31, 2020 and 2019, respectively.
As of June 30, 2021 and December 31, 2020, the Company had no contract assets outstanding.
Performance Obligations
No revenue was recognized during the three and six months ended June 30, 2021 and 2020 from performance obligations satisfied in previous periods. As of June 30, 2021 and December 31, 2020, the Company did not have any material remaining performance obligations in excess of one year.
5.Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued marketing	$18,578	$6,006
Accrued bonuses	6,626	11,202
Other accrued expenses	10,542	7,311
Accrued partner expenses	7,031	5,554
Accrued 401(k) contributions	1,458	2,414
Accrued commissions	5,301	3,332
Accrued indirect taxes	1,238	600
Accrued refunds and customer liabilities	3,925	2,423
Total accrued expenses	$54,699	$38,842

6.Credit Facility
In April 2021, the Company terminated its existing revolving credit agreement from September 2020 and entered into a new $250.0 million credit facility agreement with a syndicate of banks. The new credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon the Company’s Net Leverage Ratio. The Company’s Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $100.0 million, divided by the trailing twelve month of earnings, adjusted for items such as noncash

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
expenses and other nonrecurring transactions. The Company is also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the new credit facility at a rate between 0.25% to 0.35%, depending on the Company’s Net Leverage Ratio.
The new credit facility is collateralized by security interests in substantially all of the Company’s assets and includes customary events of default such as non-payment of principal, non-payment of interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments against us, and a change of control. The occurrence of an event of default could result in the acceleration of the obligations under the new credit facility.
The new credit facility contains customary representations, warranties, affirmative covenants, such as financial statement reporting requirements, negative covenants, and financial covenants, such as maintenance of certain net leverage ratio requirements. The negative covenants include restrictions that, among other things, restrict the Company’s ability to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions.
The Company had no amounts outstanding under the new credit facility as of June 30, 2021. The amount available under the credit facility as of June 30, 2021 was $243.7 million, which is the credit limit less letters of credit outstanding of $6.3 million.

7.Convertible Notes with Related Parties
On June 22, 2020, the Company issued subordinated secured convertible promissory notes ("Convertible Notes") to related parties who are holders of the Company’s Redeemable Convertible Preferred Stock. The Convertible Notes totaled $25.0 million and had a maturity date of June 22, 2023.
The principal and accrued interest balance of the Convertible Notes was automatically convertible into common stock upon a Direct Listing with a conversion price equal to the lower of (i) 75% of the volume-weighted average price of the common stock on the first trading day following such listing and (ii) $8.2909.
On May 26, 2021, the principal and accrued contractual interest balance of the Convertible Notes was $25.6 million, which converted into 3.1 million shares of Class B common stock at a conversion price of $8.2909 per share.

8.Commitments and Contingencies
Legal Matters
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability. However, if the Company determines that a contingent loss is reasonably possible and the loss or range of loss can be estimated, the Company will disclose the possible loss in the condensed consolidated financial statements.
In April 2019, the Company was named as a defendant in a putative class action lawsuit filed by a former employee in the Los Angeles Superior Court alleging that the Company violated the Fair Credit Reporting Act as well as owed certain compensation to employees. In January 2020, the former employee filed a related representative action in the Los Angeles Superior Court under the Private Attorney General Act alleging similar claims regarding compensation owed to employees. In January 2021, the Company filed a motion for summary judgment or, in the alternative, summary adjudication,

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
which was granted in part and denied in part. At the date these condensed consolidated financial statements were issued, it is reasonably possible that a loss may be incurred; however, a loss or range of losses is not currently estimable.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of June 30, 2021, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.
9.Common Stock and Redeemable Convertible Preferred Stock
Common stock
The Company is authorized to issue a total of 1.45 billion shares consisting of 700 million shares of Class A common stock, 700 million shares of Class B common stock, and 50 million shares of preferred stock all with a par value per share of $0.00001.
The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to twenty votes per share. The Class A and Class B common stock have the same dividend and liquidation rights. The Class B common stock converts to Class A at any time at the option of the holder. Additionally, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, except for certain transfers described in the restated certificate of incorporation.
In January 2021, the Company repurchased 50,000 shares of common stock from a former employee for an aggregate price of $0.5 million The repurchased shares of common stock were retired and recorded as a reduction of Class B common stock and additional paid-in capital.
In May 2021, the Company repurchased 100,000 shares of common stock from a former employee for an aggregate price of $2.3 million. The repurchased shares of common stock were retired and recorded as a reduction of Class B common stock and additional paid-in capital.
Redeemable Convertible Preferred Stock
In April 2021, the Company amended and restated its certificate of incorporation such that the redeemable convertible preferred stock automatically converts into shares of common stock upon the effectiveness of the Direct Listing.
On May 14, 2021, the holders of the Series A preferred stock and Series B preferred stock converted all outstanding shares of preferred stock into 24.2 million shares of Class B common stock.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10.Stock-Based Compensation
Total stock-based compensation expense is recorded in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$737	$18	$753	$42
Sales and marketing	12,317	119	12,416	425
Research and development	18,573	712	19,398	1,573
General and administrative	32,739	497	33,025	1,264
Total stock-based compensation	$64,366	$1,346	$65,592	$3,304
2014 Equity Incentive Plan
Under the amended and restated certificate of incorporation, all outstanding options to purchase common stock became options to purchase an equivalent number of shares of Class B common stock and all RSUs became RSUs for an equivalent number of Class B common stock under the 2014 equity incentive plan.
2021 Equity Incentive Plan
In April 2021, the Company adopted the 2021 equity incentive plan (the “2021 Plan”), which became effective on May 14, 2021 in connection with the Direct Listing. The 2021 Plan permits the grant of incentive stock options to employees and the grant of non-qualified stock options, restricted stock, restricted stock awards, restricted stock units, stock appreciation rights, performance units, performance shares and stock bonus awards to the Company’s employees, directors, and consultants. Under the 2021 Plan, 10.7 million shares were initially reserved for issuance. The number of shares initially reserved for issuance pursuant to awards under the 2021 Plan will be increased by (i) (a) any reserved shares not issued or subject to outstanding awards granted under the Company’s 2012 and 2014 Equity Incentive Plans (collectively, the “Prior Plans”) that cease to be subject to such awards by forfeiture or otherwise after the effective date, (b) shares issued under the Prior Plans before or after the effective date pursuant to the exercise of stock options that are, after the effective date, forfeited, (c) shares issued under the Prior Plans that are repurchased by the Company at the original purchase price or are otherwise forfeited, and (d) shares that are subject to stock options or other awards under the Prior Plans that are used to pay the exercise price of a stock option or withheld to satisfy the tax withholding obligations related to any award and (ii) and annual increase on January 1st of each year beginning in 2022 through 2031, by the lesser of (a) 5% of the number of shares of all classes of the Company’s common stock issue and outstanding on December 31 immediately prior to the date of increase or (b) such number of shares determined by the Board. No grants have been issued under the 2021 Plan as of June 30, 2021.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock Options
A summary of the Company’s stock option activity under the 2012, 2014, and 2021 equity incentive plans (the “Plans”) is as follows (in thousands except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2020	19,373	$2.09
Granted	114	2.00
Exercised	(7,132)	1.73
Forfeited/Canceled	(125)	3.96
Outstanding at June 30, 2021	12,230	$2.28
Exercisable at June 30, 2021	10,844	$2.01
As of June 30, 2021, total remaining stock-based compensation expense for unvested stock options is $6.1 million, which is expected to be recognized over a weighted average period of 1.2 years.
In the six months ended June 30, 2021, there were also 115,000 options exercised related to an equity grant outside of the Plans. In April 2021, the Company approved amendment of this grant outside of the Plans, and the amendment resulted in the vesting of an additional 50,000 options. The grantee’s remaining 100,000 unvested options were cancelled and a new grant for 32,500 RSUs was concurrently issued under the 2014 equity incentive plan by the Company, which was accounted for as a stock award modification. The incremental stock-based compensation expense recorded in the three and six months ended June 30, 2021 as a result of the modification was not material to the condensed consolidated financial statements.
Restricted Stock Units
The Company has granted RSUs to certain employees and directors of the Company. The granted RSUs vest upon the satisfaction of both a time-based service condition and a liquidity event requirement. The time-based service condition for these awards is generally satisfied over four years. The liquidity event requirement is satisfied upon the earliest to occur of a qualifying event, defined as a change of control transaction or after a set period of time following the effective date of the Company’s IPO pursuant to an effective registration statement under the Securities Act for the offer and sale of shares by the Company. A direct listing in which the Company did not sell its equity securities would not have satisfied the liquidity event performance condition; however, on April 19, 2021, the Company’s board of directors waived the liquidity event performance condition for the 6.9 million RSUs then outstanding so those that had satisfied the service condition would vest upon the earlier of the first day of trading of the Company’s common stock on the New York Stock Exchange, or March 15, 2022. As the satisfaction of the performance condition was not probable for accounting purposes prior to the waiver, the waiver of the liquidity event performance condition resulted in the remeasurement of the modified awards at fair value on the date of the waiver, which management estimated to be $25.04 per share or approximately $172.6 million. During the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense of $63.4 million related to these RSUs.
On April 19, 2021, the Company also granted the CEO an RSU award, which provides for a grant of 1.4 million RSUs (“CEO Performance Award”). The CEO Performance Award consists of five vesting tranches with a vesting schedule based on achieving stock price targets ranging from $67.61 per share to $157.75, per share, which is calculated as the volume-weighted average over a 30-day trading window

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
following the first day the Company becomes a publicly traded company, as well as satisfying certain minimum service requirements of one to five years. The award expires ten years after the grant date.

Tranche	Number of RSUs Eligible to Vest	Company Stock Price Target	Minimum Service Period (in years)
1	279,600	$67.61	1
2	279,600	$82.63	2
3	279,600	$102.66	3
4	279,600	$127.70	4
5	279,600	$157.75	5
The Company estimated the grant date fair value of this award using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation. A Monte Carlo simulation model also was used to estimate a derived service period for each of the five vesting tranches, which is the measure of the expected time to achieve each of the stock price targets. The various assumptions used in the Monte Carlo simulation included an expected dividend yield of zero, expected term of ten years, estimated volatility of 59%, and a risk-free interest rate of 2%. Using these inputs, the weighted average grant date fair value was estimated to be $16.34 per share. The weighted average derived service period of each tranche was estimated to be 4.1 years and ranged from 3.2 to 5.0 years.
The Company will recognize aggregate stock-based compensation expense of $22.8 million over the derived service period of each tranche using a graded attribution method. During the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense of $0.6 million related to the CEO Performance Award.
A summary of the Company’s RSU activity for the six months ended June 30, 2021 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	5,451	$5.75
Granted	3,010	19.85
Vested	(2,278)	7.77
Forfeited/Canceled	(206)	6.60
Unvested at June 30, 2021	5,977	$14.08
As of June 30, 2021, total unrecognized stock-based compensation expense for RSUs associated with the CEO Performance Award was $22.2 million, which is expected to be recognized over a weighted average period of 3.9 years. For the remaining RSUs, total unrecognized stock-based compensation expense for unvested RSUs was $108.2 million, which is expected to be recognized over a weighted average period of 1.5 years.
11.Income Taxes
The Company computes its provision (benefit) for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
For the three and six months ended June 30, 2021, the Company recorded an income tax benefit of $(15.9) million and $(12.7) million, respectively. For the three and six months ended June 30, 2020, the Company recorded income tax expense of $0.2 million and $0.3 million, respectively.
The effective tax rates for the three and six months ended June 30, 2021 were 23% and 24%, respectively, and the effective tax rates for the three and six months ended June 30, 2020 were 1% and 3%, respectively.
The effective tax rate for the three and six months ended June 30, 2021 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits relating to the exercise of non-qualified stock options and settlement of RSUs, partially offset by permanent items such as the Company’s Direct Listing costs and Section 162(m) officer compensation limitations. The effective tax rate for the three and six months ended June 30, 2020 differed from the U.S. federal statutory tax rate of 21% primarily due to the valuation allowance maintained against net U.S. federal and state deferred tax assets.
During the fourth quarter of 2020, the Company released its full valuation allowance on its U.S. federal and state net deferred tax assets, as it was more likely than not that those deferred tax assets would be realized. The Company has maintained this position for the three and six months ended June 30, 2021.
During the six months ended June 30, 2021, the Company continued to record reserves for the current year uncertain tax positions recognized within the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.
12.Subsequent Events
In August 2021, the Company’s board of directors approved the terms of administering the 2021 Employee Stock Purchase Plan ("ESPP"), and the first offering period of the plan is expected to commence on August 15, 2021. The Company has initially reserved 1.3 million shares of its Class A common stock for issuance and sale under the ESPP.
The ESPP will allow eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount through payroll deductions of their eligible compensation, subject to certain plan limitations. The ESPP provides for six-month offering periods beginning February and August of each fiscal year. On each purchase date, eligible employees purchase the Company’s stock at a price per share equal to 85% of the lesser of (i) the fair market value of the Company’s Class A common stock on the offering date or (ii) the fair market value of the Company’s Class A common stock on the purchase date.
The Company will recognize stock-based compensation expense related to shares issued pursuant to its ESPP on a straight-line basis over the offering period.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
OVERVIEW
Our Mission is to actively connect people to their next great opportunity.
ZipRecruiter is a two-sided marketplace for work. We generate substantially all of our revenue from fees paid by employers to post jobs and access other features in our marketplace. We offer our employers flat rate pricing on terms ranging from a day to a year, or performance-based pricing, such as cost-per-click, to align with the employer’s hiring needs.
ZipRecruiter is free to use for job seekers. Job seekers come to ZipRecruiter in search of their next opportunity. After establishing a profile, job seekers are able to apply to jobs with a single click. Our automated recruiter curates jobs and proactively sends alerts for new opportunities where they are a Great Match, which is a designation assigned by ZipRecruiter’s technology to indicate a high potential fit between a job seeker and a job. As our matching technology learns more about job seekers’ preferences and attributes, our technology offers increasingly higher quality matches.
We plan to continue to invest aggressively in our marketplace to drive growth for the foreseeable future. We have made significant investments in our business to expand our employer and job seeker footprints, increase their engagement, and enhance our datasets and machine learning.
For the three months ended June 30, 2021, our revenue was $183.0 million and we generated a net loss of $52.8 million and Adjusted EBITDA of $(1.7) million. For the three months ended June 30, 2020, our revenue was $87.7 million, and we generated a net income of $21.3 million and Adjusted EBITDA of $25.6 million. For the six months ended June 30, 2021, our revenue was $308.3 million and we generated a net loss of $39.4 million and Adjusted EBITDA of $18.3 million. For the six months ended June 30, 2020, our revenue was $200.9 million, and we generated a net income of $10.2 million and Adjusted EBITDA of $19.2 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income (loss) to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”

KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Quarterly Paid Employers	98,456	76,867	89,810	89,636	114,705	169,191
Revenue per Paid Employer	$1,151	$1,140	$1,145	$1,276	$1,093	$1,081

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA	$(1,718)	$25,601	$18,276	$19,219
Adjusted EBITDA margin	(1)%	29%	6%	10%
Quarterly Paid Employers
We quantify the revenue-generating customer base as the number of Paid Employers in our marketplace. The Paid Employer metric includes all actively recruiting employers (or entities acting on behalf of employers), on a paying subscription plan or performance marketing campaign for at least one day in a given calendar quarter. Paid Employers excludes employers from our third-party sites or other indirect channels, employers who are not actively recruiting, and employers on free-trials. This group of employers excluded from our Paid Employer count does not contribute a significant amount of revenue.
In the quarter ended June 30, 2021, Quarterly Paid Employers increased by 48% when compared to the quarter ended March 31, 2021. The US economy, and the labor market in particular, continued to recover from the COVID driven downturn during the second quarter. The combination of longstanding investments in research and development efforts, plus more recent increases in sales and marketing efforts during the past few quarters of macroeconomic recovery, combined to generate a record breaking increase in Paid Employers during the quarter.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the quarter ended June 30, 2021, Revenue per Paid Employer decreased by 1% when compared to the quarter ended March 31, 2021. As was also the case for the quarter ended March 31, 2021, longstanding trends of growing Revenue per Paid Employer on a cohort basis continued, but those trends were offset by the unprecedented number of new Paid Employers who only contributed revenue for the latter portion of the quarter. Despite quarter to quarter volatility, we expect the longstanding trend of growing Revenue per Paid Employer to continue.

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as our net income (loss) before total other (income) expense, net, income tax expense and depreciation and amortization, adjusted to eliminate stock-based compensation expense. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
We believe Adjusted EBITDA and Adjusted EBITDA margin are helpful to investors, analysts and other interested parties because they can assist in providing a more consistent and comparable overview of our operations across our historical financial periods. In addition, these measures are frequently used by analysts, investors and other interested parties to evaluate and assess performance. Adjusted EBITDA is not intended to be a substitute for any U.S. GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.
Our Adjusted EBITDA and Adjusted EBITDA margin fluctuate from quarter to quarter depending on a variety of factors including, but not limited to, our investments in research and development, sales and marketing, headcount and our ability to generate revenue.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
GAAP net income (loss)(1)	$(52,847)	$21,323	$(39,449)	$10,241
Stock-based compensation	64,366	1,346	65,592	3,304
Depreciation and amortization	2,233	2,607	4,535	5,041
Total other (income) expense, net	447	160	270	301
Income tax expense (benefit)	(15,917)	165	(12,672)	332
Adjusted EBITDA	$(1,718)	$25,601	$18,276	$19,219
____________
(1)GAAP net income (loss) includes one-time general and administrative expenses related to financial advisory services, accounting and legal expenses, the bonus earned by our Chief Executive Officer, and other filing costs in connection with our Direct Listing totaling $31.9 million and $34.0 million in the three and six months ended June 30, 2021, respectively.

The following tables present GAAP net income (loss) margin and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Revenue	$182,960	$87,655	$308,332	$200,947
Net income (loss)	(52,847)	21,323	(39,449)	10,241
GAAP net income (loss) margin	(29)%	24%	(13)%	5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Revenue	$182,960	$87,655	$308,332	$200,947
Adjusted EBITDA	(1,718)	25,601	18,276	19,219
Adjusted EBITDA margin	(1)%	29%	6%	10%
Impact of COVID-19
The COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and hiring. The economic recovery during the first half of 2021 has driven a significant and broadly distributed increase in demand for labor. In the quarter ended June 30, 2021, we delivered $183.0 million in revenue, a 109% increase compared to the quarter ended June 30, 2020, reflecting strong execution across product, marketing and operations, and the continuation of an economic recovery. We saw employers in our marketplace increase by 120% in the quarter ended June 30, 2021 versus the quarter ended June 30, 2020 as macroeconomic conditions improved and we increased our sales and marketing investments to aid in bringing on more Paid Employers.

Components of Our Results of Operations
Revenue
We generate revenue primarily from fees paid by employers to post and distribute jobs in our marketplace, as well as multiple sites managed by Job Distribution Partners, which are third-party sites who have a relationship with us and advertise from our marketplace, and includes job boards, classifieds, search engines and social networks.
Our subscription revenue consists of time-based job posting plans, upsells which complement or expand visibility and prominence to job posting plans, and resume database plans.
We offer job posting plans with terms ranging from a day to a year on a flat rate subscription basis to access our marketplace, where customers may create and manage job postings and review incoming candidate applications. We recognize revenue ratably over the subscription period beginning on the date the subscription service is made available to the customer. Our nonrefundable subscriptions are typically subject to renewal at the end of the subscription term.
Our upsell services complement or expand visibility to job posting plans and are typically sold on a subscription basis. Upsell services revenue is recognized ratably over the term of the agreement beginning on the date the upsell services are made available to the customer. Additionally, upsell services include job posting enhancements which are applied to individual job postings to provide customers with a temporary boost in the prominence of their job postings. Revenue from job posting enhancements is recognized as the customer uses the enhancements on their job postings.
Resume database plans allow our customers to search and view resumes and revenue is recognized ratably over the subscription period.
Performance-based revenue is recognized when a candidate clicks on or applies to a job distributed by ZipRecruiter on behalf of a customer. For performance-based revenue, our customers pay an amount per click or per job application usually capped at a contractual maximum per job recruitment campaign.
We may distribute jobs to candidates from sources who have job seeker or candidate databases. When a job seeker from a candidate source clicks on or applies to a job posting, we pay the candidate source a percentage of the revenue we earn from our customer for the click or application according to the terms of the revenue share agreement. In these arrangements, we have the responsibility for advertising the customer’s job postings, discretion in how and where we choose to advertise the customer’s job postings, and discretion in establishing the price paid by the customer. We recognize the fees we receive from our customers as revenue and the revenue share due is recorded in cost of revenue in the Consolidated Statements of Operations.
For a description of our revenue accounting policies, see the section titled “Critical Accounting Policies and Estimates” below.
Cost of Revenue and Gross Profit
Cost of Revenue
Cost of revenue consists of third-party hosting, credit card processing fees, personnel related costs (including salaries, bonuses, benefits, and stock-based compensation) for customer support employees, partner revenue share amounts, job distribution costs from performance-based revenue, and amortization of capitalized software costs associated with our marketplace technology to provide services for our customers. In addition, we allocate a portion of overhead costs, such as rent, IT costs, supplies and depreciation and amortization to cost of revenue based on headcount.
We expect cost of revenue to increase in absolute dollars in future periods due to payment processing fees, third-party hosting fees, personnel related costs to support additional transaction volume, and amortization expense associated with our capitalized internal-use software and development cost. Our cost of revenue may fluctuate in absolute dollars from period to period based on the amount and timing of all of these items.
Gross Profit and Gross Margin
Our gross profit and gross margin may fluctuate from period to period. Such fluctuations may be influenced by our revenue, timing and amount of investments to expand hosting capacity, our continued investments in our support teams, and the amortization expense associated with our capitalized internal-use software and development cost.
Costs and Operating Expenses
Sales and Marketing
Sales and marketing expense consists of personnel related costs (including salaries, sales commissions, bonuses, benefits, and stock-based compensation) for our sales and marketing employees, marketing activities, and related allocated overhead costs. Marketing activities include advertising, online lead generation, customer and industry events, and candidate acquisition. We allocate a portion of overhead costs, such as rent, IT costs, supplies and depreciation and amortization to sales and marketing expense based on headcount.
We expect that sales and marketing expenses will increase on an absolute dollar basis and may vary from period to period as a percentage of revenue for the foreseeable future as we plan to continue to invest in sales and marketing to attract both employers and job seekers to our marketplace and to increase our brand awareness. We expect that these expenses will continue to be our largest operating expense category for the foreseeable future as we continue to expand on our sales and marketing efforts. Our marketing expense will continue to grow on an annual basis, but is likely to decline as a percentage of total revenue over time.
Research and Development
Research and development expense consists of personnel related costs (including salaries, bonuses, benefits, and stock-based compensation) for our research and development employees, amortization of capitalized software costs associated with the development of the databases supporting our marketplace, and the cost of certain third-party service providers. We allocate a portion of overhead costs, such as rent, IT costs, supplies and depreciation and amortization to research and development expenses based on headcount. Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred.
We believe continued investments in research and development are important to attain our strategic objectives, and expect research and development expense to increase in absolute dollars. This expense may vary as a percentage of total revenue for the foreseeable future as we continue to invest in research and development activities related to ongoing improvements to, and maintenance of, our marketplace, expansion of our services, as well as other research and development programs, including the hiring of engineering, product development, and design employees to support these efforts. Our research and development expense will continue to grow, but is likely to decline as a percentage of total revenue over time.
General and Administrative
General and administrative expense consists of personnel related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees in our executive, finance, human resource and administrative departments, and fees for third party professional services, including consulting, legal and accounting services. General and administrative expense also consists of non-recurring costs as part of our transition to a publicly-traded company and includes fees paid to our financial advisors in connection with our Direct Listing. In addition, we allocate a portion of overhead costs, such as rent, IT costs, supplies and depreciation and amortization to general and administrative expense based on headcount.
We expect to invest in corporate infrastructure and incur additional expenses associated with transitioning to and operating as a public company, including expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and higher expenses for investor relations costs, professional services, and director and officer insurance. As a result, we expect general and administrative expense to increase in absolute dollars in future periods, but this expense may vary as a percentage of total revenue.
Interest Expense
Interest expense consists of interest costs associated with our outstanding borrowings, undrawn fees associated with our credit facility, and payment-in-kind interest on our convertible notes with related parties. Our convertible notes with related parties converted into shares of common stock in connection with the Direct Listing in May 2021.
Sublease Income (Expense)
Sublease income consists of income earned from a noncancellable sublease agreement for one of our office facilities. The agreement terminated in March 2021.
Other Expense, net
Other income (expense) consists primarily of gains and losses from foreign currency exchange transactions. We have foreign currency exposure primarily related to personnel related expenses that are denominated in currencies other than the U.S. Dollar, principally the Canadian Dollar, British Pound, and the Israeli New Shekel.
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States. The effective tax rate for the three and six months ended June 30, 2020 differed from the U.S. federal statutory tax rate of 21% primarily due to the valuation allowance maintained against net U.S. federal and state deferred tax assets. As a result of our current earnings in 2020 and forecasted taxable income, we released our valuation allowance against our net deferred tax assets, which resulted in an income tax benefit for 2020. For the three and six months ended June 30, 2021, our effective tax rate of 23% and 24%, respectively, differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits relating to the exercise of non-qualified stock options and settlement of RSUs, partially offset by other permanent items such as our Direct Listing costs and Section 162(m) officer compensation limitations.

Results of Operations
The following table sets forth our consolidated results of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue (1)	$182,960	$87,655	$308,332	$200,947
Cost of revenue(2)	21,600	11,840	37,561	26,312
Gross profit	161,360	75,815	270,771	174,635
Operating expenses:			—
Sales and marketing(2)	114,171	28,069	177,647	106,949
Research and development(2)	37,909	16,306	54,924	35,532
General and administrative(2)(3)	77,597	9,792	90,051	21,280
Total operating expenses	229,677	54,167	322,622	163,761
Income (loss) from operations	(68,317)	21,648	(51,851)	10,874
Other income (expense):
Interest expense	(266)	(367)	(475)	(646)
Sublease income (expense)	(141)	275	151	557
Other income (expense), net	(40)	(68)	54	(212)
Total other expense, net	(447)	(160)	(270)	(301)
Income (loss) before income taxes	(68,764)	21,488	(52,121)	10,573
Income tax expense (benefit)	(15,917)	165	(12,672)	332
Net income (loss)	$(52,847)	$21,323	$(39,449)	$10,241
____________
(1)Revenue comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Subscription revenue	$151,292	$74,002	$251,796	$169,367
Performance-based revenue	31,668	13,653	56,536	31,580
Total revenue	$182,960	$87,655	$308,332	$200,947
(2)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$737	$18	$753	$42
Sales and marketing	12,317	119	12,416	425
Research and development	18,573	712	19,398	1,573
General and administrative	32,739	497	33,025	1,264
Total stock-based compensation	$64,366	$1,346	$65,592	$3,304
(3)Includes one-time charges related to financial advisory services, accounting and legal expenses, the bonus earned by our Chief Executive Officer, and other filing costs in connection with our Direct Listing totaling $31.9 million and $34.0 million in the three and six months ended June 30, 2021, respectively.

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,				Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)
Total revenue	$182,960	$87,655	$95,305	109%	$308,332	$200,947	$107,385	53%
Revenue increased $95.3 million, or 109%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Subscription revenue increased by $77.3 million, or 104%, for the same periods and was driven by the reopening of the economy as employers started to post more job opportunities within our marketplace and strong efforts in sales and marketing. Performance-based revenue increased $18.0 million, or 132%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to increases in both the number of paid engagements and revenue per paid engagement. These increases were driven by the onboarding of new customers and increased spend from existing customers who run sophisticated recruitment marketing campaigns.
Revenue increased $107.4 million, or 53%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Subscription revenue increased by $82.4 million, or 49%, while performance-based revenue increased $25.0 million, or 79%, for the same periods. The increase is due to the number of Quarterly Paid Employers who are joining our marketplace as we ramped up our marketing spend and the macroeconomic environment continued to improve.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$21,600	$11,840	$9,760	82%	$37,561	$26,312	$11,249	43%
Total gross margin	88%	86%			88%	87%
Cost of revenue increased $9.8 million, or 82%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase of $4.6 million in job distribution costs from performance-based revenue, an increase of $2.2 million in credit card processing fees and an increase of $1.2 million in partner revenue share amounts. Total gross margin improved from 86% to 88% in the three months ended June 30, 2020 and June 30, 2021, respectively, and reflects our continued commitment to operational efficiencies and maintaining costs proportionate to revenue growth.
Cost of revenue increased $11.2 million, or 43%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase of $7.1 million in job distribution costs from performance-based revenue, an increase of $2.4 million in credit card processing fees and an increase of $1.7 million in partner revenue share amounts. Total gross margin remained relatively consistent in the six months ended June 30, 2021 and June 30, 2020.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$114,171	$28,069	$86,102	307%	$177,647	$106,949	$70,698	66%
Percentage of revenue	62%	32%			58%	53%

Sales and marketing expenses grew $86.1 million, or 307%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily attributable to an additional $64.7 million in marketing and advertising versus the prior year period. Stock-based compensation costs increased $12.2 million, primarily attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021, in addition to the ongoing stock-based compensation expense related to our RSU awards over the remaining service period. Lastly, personnel related costs for our sales and marketing employees increased by $8.1 million, largely due to an increase in headcount.
Sales and marketing expenses grew $70.7 million, or 66%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to an additional $58.8 million in marketing and advertising versus the prior year period. Stock-based compensation costs increased $12.0 million, primarily attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021, in addition to the ongoing stock-based compensation expense related to our RSU awards over the remaining service period, partially offset by a decrease of $0.5 million in occupancy costs.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$37,909	$16,306	$21,603	132%	$54,924	$35,532	$19,392	55%
Percentage of revenue	21%	19%			18%	18%

Research and development expenses increased $21.6 million, or 132%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to an increase in stock-based compensation of $17.9 million primarily attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021, in addition to the ongoing stock-based compensation expense related to our RSU awards over the remaining service period. Personnel related costs for our research and development employees increased by $3.4 million, primarily attributed to an increase in headcount.
Research and development expenses increased $19.4 million, or 55%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an increase in stock-based compensation of $17.9 million primarily attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021, in addition to the ongoing stock-based compensation expense related to our RSU awards over the remaining service period. Personnel related costs for our research and development employees increased by $2.2 million, primarily attributed to an increase in headcount.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$77,597	$9,792	$67,805	692%	$90,051	$21,280	$68,771	323%
Percentage of revenue	42%	11%			29%	11%

General and administrative expenses increased $67.8 million, or 692%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to an increase in stock-based compensation of $32.2 million primarily attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021, in addition to the ongoing stock-based compensation expense related to our RSU awards over the remaining service period. Additionally, we incurred non-recurring fees for legal, accounting, and other costs related to the Company's Direct Listing in the three months ended June 30, 2021 totaling $21.9 million, of which $19.4 million was paid to our financial advisors. Also included in the increase between periods is a $10.0 million bonus paid to our CEO in connection with the Direct Listing along with an overall increase in general professional consulting fees, directors’ and officers’ insurance, and general investor marketing fees totaling $1.6 million as the Company incurs additional expenses as part of the transition to becoming a public company. Lastly, personnel related expenses for our general and administrative employees increased by $2.1 million due to increased headcount between periods.
General and administrative expenses increased $68.8 million, or 323%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an increase in stock-based compensation of $31.8 million primarily attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021, in addition to the ongoing stock-based compensation expense related to our RSU awards over the remaining service period. Additionally, we incurred non-recurring fees for legal, accounting, and other costs related to the Company's Direct Listing in the six months ended June 30, 2021 totaling $24.0 million, of which $19.4 million was paid to our financial advisors. Also included in the increase between periods is a $10.0 million bonus paid to our CEO in connection with the Direct Listing along with an overall increase in general professional consulting fees, directors’ and officers’ insurance, and general investor marketing fees totaling $2.3 million as the Company incurs additional expenses as part of the transition to becoming a public company. Lastly, personnel related expenses for our general and administrative employees increased by $1.0 million, primarily attributed to an increase in headcount.
Other Expense, Net

	Three Months Ended June 30,				Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)
Other expense, net	$(447)	$(160)	$(287)	179%	$(270)	$(301)	$31	(10)%

There were immaterial fluctuations in other expense for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.

Income Tax Expense (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30, 2021
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)
Income tax expense (benefit)	$(15,917)	$165	$(16,082)	(9747)%	$(12,672)	$332	$(13,004)	(3917)%
Effective tax rate	23%	1%			24%	3%

Income tax expense decreased $16.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. For the three and six months ended June 30, 2020, our tax expense primarily related to taxes for our foreign operations as we maintained a full valuation allowance against our federal and state deferred tax assets. We released the valuation allowance during the fourth quarter of 2020. For the three and six months ended June 30, 2021, our effective tax rate of 23% and 24%, respectively, differed from the U.S federal statutory rate of 21% primarily due to excess tax benefits relating to the exercise of non-qualified stock options and settlement of RSUs, partially offset by permanent items such as our Direct Listing costs and Section 162(m) officer compensation limitations.
Liquidity and Capital Resources
As of June 30, 2021 we had cash totaling $153.3 million, and $243.7 million available in unused borrowing capacity under our current revolving credit facility. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from bank loans and convertible notes. As of June 30, 2021, we had no amounts outstanding under our revolving credit facility.
We believe our existing cash, cash flow from operations, and amounts available for borrowing under our bank loan agreement will be sufficient to meet our working capital requirements for at least the next twelve months. To the extent existing cash, cash from operations, and amounts available for borrowing are insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital could adversely affect our ability to achieve our business objectives.
Prior Revolving Credit Facility
We previously entered into a loan and security agreement with a financial institution that provided for a revolving credit facility, or the Prior Revolving Line. Our Prior Revolving Line terminated on April 30, 2021 when we entered into a new credit facility as described below.
Current Revolving Credit Facility
In April 2021, we entered into a Credit Agreement with the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent, or the Current Revolving Line. The Current Revolving Line provides for a $250.0 million revolving credit facility and has a maturity date of April 30, 2026. The amount available under the Current Revolving Line is reduced by letters of credit outstanding, which relates to various leased office spaces, which was $6.3 million as of June 30, 2021.
As described in the Current Revolving Line, the credit facility bears interest at a rate based upon our Net Leverage Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $100.0 million, divided by the trailing twelve month of earnings, adjusted for items such as noncash expenses and other nonrecurring transactions. We are also obligated to pay other customary fees for a credit facility of this size and type, including a commitment fee on a quarterly basis based on amounts committed but unused under the Current Revolving Line at a rate between 0.25% to 0.35%, based upon our Net Leverage Ratio.
The Current Revolving Line is collateralized by security interests in substantially all of our assets. The Revolving Credit Facility includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments against us, and a change of control. The occurrence of an event of default could result in the acceleration of the obligations under the Current Revolving Line.
The Current Revolving Line contains customary representations, warranties, affirmative covenants, such as financial statement reporting requirements, negative covenants, and financial covenants, such as maintenance of certain net leverage ratio requirements, applicable to us. The negative covenants include restrictions that, among other things, restrict our and our subsidiaries’ ability to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions.
We have no amounts outstanding under the Current Revolving Line and are in compliance with our debt covenants as of June 30, 2021.
Convertible Notes with Related Parties
In June 2020, we issued subordinated secured convertible promissory notes, or the Convertible Notes, to related parties who are holders of our Redeemable Convertible Preferred Stock. The Convertible Notes totaled $25.0 million and had a maturity date of June 22, 2023. In May 2021, our convertible notes with related parties converted into shares of common stock in connection with the Direct Listing and was no longer outstanding as of June 30, 2021.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020

Net cash provided by operating activities	$37,715	$9,870
Net cash used in investing activities	(8,215)	(4,686)
Net cash provided by financing activities	9,303	15,485
Net increase in cash	$38,803	$20,669

Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the six months ended June 30, 2021, cash provided by operating activities was $37.7 million resulting from our net loss of $39.4 million, adjusted by non-cash charges of $60.2 million and a net increase of $17.0 million in our operating assets and liabilities. The non-cash charges primarily resulted from $65.6 million for stock-based compensation expense, $13.4 million related to the change in our deferred tax assets driven by the realization of stock-based compensation, $4.5 million pertaining to depreciation and amortization of intangible assets, and $2.8 million pertaining to non-cash lease expense. The increase in our operating assets and liabilities was primarily driven by an increase of $18.5 million in our accounts payable as we increased our marketing spend targeted at job seekers in the first half of 2021.
For the six months ended June 30, 2020, cash provided by operating activities was $9.9 million resulting from our net income of $10.2 million, adjusted by non-cash charges of $13.8 million and a net decrease of $14.2 million in our operating assets and liabilities. The decrease in our operating assets and liabilities was primarily driven by a decrease of $16.4 million in our accrued expenses and other liabilities as the Company implemented cost-cutting measures directly as a result of the COVID-19 pandemic.
Investing Activities
For the six months ended June 30, 2021, cash used in investing activities was $8.2 million result from an increase in capital expenditures of $4.4 million primarily related to leasehold improvements for one of our operating leases and an increase of $3.8 million related to capitalized software development costs.
For the six months ended June 30, 2020, cash used in investing activities was $4.7 million primarily resulting from an increase in capitalized software development costs of $3.8 million and an increase in capital expenditures of $0.9 million to purchase property and equipment.
Financing Activities
For the six months ended June 30, 2021, cash provided by financing activities was $9.3 million which consisted of $13.3 million of proceeds from the exercise of stock options partially offset by $2.8 million for the repurchase of common stock and $1.3 million for the payment of the issuance costs related to our Current Revolving Line.
For the six months ended June 30, 2020, cash provided by financing activities was $15.5 million, which primarily consisted of $25.0 million in proceeds from our convertible notes with related parties, $10.0 million in proceeds from our term loan, and $0.5 million of proceeds from the exercise of stock options, partially offset by a $20.0 million repayment of our term loan. The drawdowns on our revolving line in the six months ended June 30, 2020 of $16.5 million were repaid in full in the same period.
Obligations and Other Commitments
See Note 11 of the audited consolidated financial statements and related notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 26, 2021 (the “Prospectus”) for our future minimum commitments related to certain software service agreements. Through June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
(1)

Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, stock-based compensation, and income taxes. We base our estimates on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and assumptions.
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 2. Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies” in the Prospectus. There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Prospectus, except for the estimated fair value of the Company’s market condition RSU grant for stock-based compensation as described in Note 2 to the condensed consolidated financial statements.
JOBS Act Accounting Election
We meet the definition of an emerging growth company under the JOBS Act, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.
Recent Accounting Pronouncements
See Note 2 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures about Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency exchange rates.
Interest Rate Risk
We are subject to interest rate risk in connection with our revolving line of credit which bears a floating interest rate. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Risk
We are exposed to fluctuations in foreign exchange risk related primarily to expenses denominated in currencies other than the U.S. Dollar, principally the Canadian Dollar, British Pound, and Israeli New Shekel. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced, and will continue to experience, fluctuations in our net income (loss) as a result of transaction gains and losses related to the remeasurement of our asset and liability balances that are denominated in currencies other than the U.S. Dollar. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Refer to the disclosure under the heading “Legal Matters” in Note 8 “Commitments and Contingencies” to our condensed consolidated financial statements included in this report for legal proceedings. From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, before making a decision to invest in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline, and you could lose part or all of your investment.
Risk Related to Our Business
Operational Risks
We face intense competition and could lose market share to our competitors, which could adversely affect our business, operating results, and financial condition.
We face intense competition from many well-established online job sites such as CareerBuilder, Craigslist, Glassdoor, Indeed, LinkedIn and Monster and may face additional competition from newer entrants such as Google or Facebook. Many of our existing and potential competitors are considerably larger or more established than we are and have larger work forces and more substantial marketing and financial resources. Price competition for job marketplaces such as ours is likely to remain high, which could limit our ability to maintain or increase our market share, subscriber base, revenue and/or profitability.
Many of our larger competitors have long-standing relationships or access to employers, including our Paid Employers, as well as those whom we may wish to pursue. Some employers may be hesitant to use a new platform and prefer to upgrade products offered by these incumbent platforms for reasons that include price, quality, sophistication, familiarity, and global presence. These platforms could offer competing products on a standalone basis at a low price or bundled as part of a larger product sale.
Many of our competitors are able to devote greater resources to the development, promotion, sale, and support of their products and services. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. Our competitors may also establish cooperative relationships among themselves or with third parties to enhance their product offerings or resources. If our competitors’ products, platforms, services or technologies maintain or achieve greater market acceptance than ours, if they are successful in bringing their products or services to market earlier than ours, or if their products, platforms or services are more technologically capable than ours, then our revenue could be adversely affected. Also, some of our competitors may offer their products and services at a lower price. If we cannot optimize pricing, our operating results may be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.
The number of employers distributing their job posting service purchases among a broader group of competitors may increase which may make it more difficult to retain or maintain our current share of business with existing Paid Employers. We also face the risk that employers may decide to provide similar services internally or reduce or redirect their efforts to recruit job seekers through online job advertisements. As a result, there can be no assurance that we will not encounter increased competition in the future.
COVID-19 has caused significant uncertainty and disruption in our business operations. The ongoing effects of the COVID-19 pandemic continue to be unpredictable, and may have an adverse effect on our business, results of operations, and financial condition.
COVID-19 has caused significant uncertainty. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, could continue to contribute to a general economic slowdown, adversely impact our employers and job seekers and other business partners, and disrupt our operations.
As a result of the COVID-19 pandemic, in March 2020, we transitioned our entire staff to a remote working environment, which impacts productivity and our business operations. We have had to expend, and expect to continue to expend, resources to respond to the COVID-19 pandemic, including to develop and implement internal policies and procedures and track changes in laws. The remote working environment may also create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships. Changes in our operations in response to COVID-19 or employee illnesses resulting from COVID-19 may also result in inefficiencies or delays, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession and business continuity planning, employees working remotely or using teleconferencing technologies. Any prolonged diversion of resources may have an adverse effect on our operations. Over time, such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, foster a creative environment, and hire and retain team members. Such effects may adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.
The impact of the ongoing COVID-19 pandemic is severe, widespread, and continues to evolve. The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:
•the duration and spread of the pandemic, including any additional resurgences and/or variants;
•the timing, distribution, utilization and efficacy of COVID-19 vaccines;
•governmental, business, and individuals’ actions taken in response to the pandemic, including business closures and any shelter in-place guidelines;
•the impact of the pandemic on national and global economic activity, unemployment levels, and capital and financial markets, including the possibility of a national or global recession;
•the impact of the pandemic on the financial circumstances and employment needs of our employers and job seekers;
•other business disruptions that affect our workforce; and
•actions taken to contain the pandemic or treat its impact.
To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, results of operations, and financial condition, it is likely also to have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our business is significantly affected by fluctuations in general economic conditions, which have been adversely affected by the COVID-19 pandemic. There is risk that any economic recovery may be short-lived and uneven, and may not result in increased demand for our services.
Our business depends on the overall demand for labor and on the economic health of current and prospective employers and job seekers that use our marketplace. Demand for recruiting and hiring services is significantly affected by the general level of economic activity and employment in the United States and the other countries in which we operate. Any significant weakening of the economy in the United States or the global economy, increased unemployment, reduced credit availability, reduced business confidence and activity, decreased government spending, economic uncertainty, financial turmoil affecting the banking system or financial markets, trade wars and higher tariffs, and other adverse economic or market conditions may adversely impact our business and operating results. Significant swings in economic activity historically have had a disproportionately negative impact on hiring activity and related efforts to find candidates. In addition, as a result of the adverse impact of the COVID-19 pandemic on economic activity, many employers have significantly decreased the number of candidates they are hiring, implemented hiring freezes or were forced to cease operations entirely, each of which has resulted in a decrease in the number of job seekers and Paid Employers in our marketplace. We may also experience more pricing pressure during periods of economic downturn.
The COVID-19 pandemic has caused significant volatility in financial markets and has caused what may be an extended global recession. There is a risk that as overall global conditions improve, we could continue to experience declines in all, or in portions, of our business. Economic recoveries are difficult to predict, and may be short-lived, slow, or uneven, with some regions, or countries within a region, continuing to experience declines or weakness in economic activity while others improve. Differing economic conditions and patterns of economic growth or contraction in the geographical regions in which we operate may affect demand for our marketplace. As global economic conditions improve, we may not experience uniform, or any, increases in demand for our marketplace within the markets where our business is concentrated.
Economic uncertainty may cause some of our current or potential employers to curtail spending in our marketplace and may ultimately result in cost challenges to our operations. These adverse conditions could result in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by decreased demand for job postings and our services. If general economic conditions significantly deviate from present levels, our business, financial condition, and operating results could be adversely affected.
Substantially all of our revenue is generated by our business operations in the United States. Prior to the recent COVID-19 pandemic, the United States had largely experienced positive economic and employment trends since our founding in 2010 and therefore we do not have a significant operating history in periods of weak economic environments and cannot predict how our business will perform in such periods. Any significant economic downturn in the United States or other countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.
Our marketplace functions on software that is highly technical and complex and if it fails to perform properly, our reputation could be adversely affected, our market share could decline and we could be subject to liability claims.
Our marketplace functions on software that is highly technical and complex and may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may be discovered only after the code has been deployed. Any errors, bugs, or vulnerabilities discovered in our code after deployment, inability to identify the cause or causes of performance problems within an acceptable period of time, or difficulty maintaining and improving the performance of our marketplace could result in damage to our reputation or brand, loss of employers and job seekers, loss of revenue, or liability for damages, any of which could adversely affect our business and results of operations.
As the usage of our marketplace grows, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to operate our marketplace. If we cannot continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, it may adversely affect our user experience. We also rely on third-party software and infrastructure, including the infrastructure of the internet, to provide our marketplace. Any failure of or disruption to this software and infrastructure, whether intentional or malicious in nature or due to our activities of those of our vendors could also make our marketplace unavailable to our users. If our marketplace is unavailable to our subscribers or job seekers for any period of time, our business could be adversely affected.
Our marketplace is constantly changing with new updates, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our marketplace, or the insufficiency of our efforts to adequately prevent or timely remedy errors or defects, could result in negative publicity, loss of or delay in market acceptance of our marketplace, loss of competitive position, our inability to timely and accurately maintain our financial records, inaccurate or delayed invoicing of Paid Employers, delay of payment to us, claims by users for losses sustained by them, corrective action taken by gatekeepers of components integral to our marketplace, or investigation and corrective action taken by a regulatory agency. In such an event, we may be required, or may choose, for user relations or other reasons, to expend additional resources to help resolve the issue. Accordingly, any errors, defects, or disruptions in our marketplace could adversely impact our brand and reputation, revenue, and operating results.
Because of the large amount of data that our Paid Employers collect and manage by means of our services, it is possible that failures or errors in our systems could result in data loss or corruption, or cause the information that we or our Paid Employers collect to be incomplete or contain inaccuracies that our Paid Employers regard as significant. Furthermore, the availability or performance of our marketplace could be adversely affected by a number of factors, including users’ inability to access the internet or to send or receive email messages, the failure of our network or software systems, security breaches or variability in user traffic for our services. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our users for damages they may incur resulting from certain of these events. In addition to potential liability, if we experience interruptions in the availability of our marketplace, our reputation could be adversely affected and we could lose employers and job seekers.
Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
Our future success depends in part on employers purchasing and renewing or upgrading subscriptions and performance-based services from us. Any decline in our user renewals or upgrades or performance-based services could harm our future operating results.
Many of our Paid Employers pay for access to our marketplace on a per-job-per-day basis, rather than entering into new longer term paid time-based job posting plans, renewing their paid time-based job posting plans when such contract terms expire, or purchasing performance-based services from us. Employers who enter into paid plans have no obligation to renew their plans after the expiration of their contract period, which typically range from one day to twelve months. In addition, employers may renew for lower subscription amounts or for shorter contract lengths. Historically, some of our Paid Employers have elected not to renew their agreements with us and as we expand into new products and markets, we have a limited ability to reliably predict future renewal rates. Our future renewal rates for both existing and potential new products may be lower, possibly significantly lower, than historical trends.

Our future success also depends in part on our ability to sell upsell services to employers who use our marketplace. If employers do not purchase upsell services from us, our revenue may decline and our operating results may be harmed.
Our Paid Employer subscription renewals, performance-based services, and upsells may decline or fluctuate as a result of a number of factors, including user usage, user satisfaction with our services and user support, our prices, the prices of competing services, mergers and acquisitions affecting our user base, the effects of global economic conditions, or reductions in our Paid Employers’ spending levels generally.
We have experienced growth in recent periods and expect to continue to invest in our growth for the foreseeable future. If we cannot manage our growth effectively, our business, operating results, and financial condition could be adversely affected.
We have experienced growth in a relatively short period of time. For example, although our total revenue for the year ended December 31, 2020 was $418.1 million, reflecting a 3% decrease from the year ended December 31, 2019 primarily due to the impacts of the COVID-19 pandemic, our total revenue for the year ended December 31, 2019 was $429.6 million, representing a year-over-year growth rate of 18% over the year ended December 31, 2018. Additionally, our total revenue for six months ended June 30, 2021 was $308.3 million, representing an increase of 53% over the $200.9 million in total revenue we recorded for the six months ended June 30, 2020. Over time, we expect to expand our operations and personnel significantly. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems; expand, motivate, and effectively manage and train our work force; and effectively collaborate with our third-party partners. If we cannot manage our growth successfully, our business, operating results, financial condition, and ability to successfully advertise our marketplace and serve our employers and job seekers could be adversely affected.
Our historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks, challenges, and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks, challenges, and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations, our growth rates may slow, and our business would be adversely impacted.
Significant segments of the market for job advertisements services may have hiring needs and service preferences that are subject to greater volatility than the overall economy.
The employers in the United States’ private sector are heterogeneous across a number of business characteristics, including company size, geography, and industry, among other factors. Hiring activity may vary significantly among businesses with different characteristics and accordingly, any concentration we may have among businesses with certain characteristics may subject us to high volatility in our financial results. Smaller businesses, for example, typically have less persistent hiring needs and may experience greater volatility in their need for job advertisement services and preferences among providers of such services. Along with a relatively shorter sales cycle, smaller businesses may be more likely to change platforms based on short-term differences in perceived price, value, service level, or other factors. Difficulty in acquiring and/or retaining these employers may adversely affect our operating results.
Our efforts and ability to sell to a broad mix of businesses could adversely affect our operating results in a given period.
Our ability to increase revenue and maintain profitability depends, in part, on widespread acceptance and utilization of our marketplace by businesses of all sizes and types. Because our customers reflect a wide variety of businesses, we face a variety of challenges, including but not limited to, pricing pressure, cost variances and marketing strategies that vary based on the business type and size, varying lengths of sales cycles, and less predictability in completing some of our sales. For example, some of our larger prospective customers may need us to provide greater levels of education regarding the use and benefits of our marketplace and services, because the prospective customer’s decision to use our marketplace and services may be a company-wide decision. We are in the nascent stages of developing the analytical tools that will allow us to definitively determine how prospective customers can be most effectively directed within, and addressed by, our sales organizations. As a result, we may not always approach new opportunities in the most cost-effective manner or with the most appropriate resources. Developing and successfully implementing these tools will be important as we seek to efficiently capitalize on new and expanding market opportunities. In addition, because we are a relatively new company with a limited operating history when compared to some of our existing competitors, our target employers and job seekers may prefer to use offerings from more established competitors that are more tailored to their specific requirements.
Our business depends largely on our ability to attract and retain talented employees, including senior management and key personnel. If we lose the services of Ian Siegel, our Chief Executive Officer, or other members of our senior management team, we may not be able to execute on our business strategy.
Our future success depends in large part on the continued services of our senior management and other key personnel and our ability to retain and motivate them. In particular, we are dependent on the services of Ian Siegel, our Chief Executive Officer, and our technology, marketplace, future vision, and strategic direction could be compromised if he were to take another position, become ill or incapacitated, or otherwise become unable to serve as our Chief Executive Officer. We rely on our leadership team in the areas of marketing, sales, finance, support, product development, human resources, and technology. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice. If we lose the services of senior management or other key personnel, or if we cannot attract, train, and retain the highly-skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
Our future success also depends on our continuing ability to attract, train, and retain highly skilled personnel, including software engineers and sales personnel. We face intense competition for qualified personnel from numerous software and other technology companies. This competition for highly skilled personnel is especially intense in the regions where we have significant operations, and we may incur significant costs to attract and retain them. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. We may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. To the extent we move into new geographies, we would need to attract and recruit skilled personnel in those areas. Moreover, uncertainty arising from economy-wide shifts toward remote work could negatively impact our ability to recruit or retain talent, particularly in light of our workforce historically being concentrated largely in the Los Angeles and Phoenix metropolitan areas. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or equity awards declines, it may adversely affect our ability to retain highly skilled employees. If we cannot attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected.
If internet search engines’ methodologies or other channels that we use to direct traffic to our website are modified to our disadvantage, or our search result page rankings decline for other reasons, our user growth could decline.
We depend in part on various internet search engines, such as Google, as well as other channels to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. For example, our competitors’ search engine optimization and other efforts such as paid search may result in their websites receiving a higher search result page ranking than ours; internet search engines or other channels that we utilize to direct traffic to our website could revise their methodologies in a manner that adversely impacts traffic to our website, or we may make changes to our website that adversely impact our search engine optimization rankings and traffic. As a result, links to our website may not be prominent enough to drive sufficient traffic to our website, and we may not be able to influence the results.
Search engines and other channels that we use to drive employers and job seekers to our website periodically change their algorithms, policies, and technologies, sometimes in ways that cause traffic to our website to decline. These changes can also result in an interruption in their ability to access our website or a drop in our search ranking, or have other adverse impacts that negatively affect our ability to maintain and grow the number of employers and job seekers that visit our website. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid listings escalate or our organic ranking decreases. Any of these changes could have an adverse impact on our business, user acquisition, and operating results.
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business, which makes our future results difficult to predict.
Our quarterly results of operations, including the levels of our revenue, gross margin, and profitability, may vary significantly in the future and period to period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. We also have a limited operating history and make pricing and other changes from time to time, all of which make it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance.
Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:
•our ability to attract new employers and job seekers;
•Paid Employer renewal rates;
•Paid Employers purchasing upsell services;
•the addition or loss of large Paid Employers, including through acquisitions or consolidations;
•the timing of recognition of revenue;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•network outages or security breaches;
•general economic, industry and market conditions;
•changes in our pricing policies or those of our competitors;
•seasonal variations in sales of our products, which has historically been most pronounced in the fourth quarter of our fiscal year;
•the timing and success of new product or service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors or strategic partners; and
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

Our success depends on our ability to maintain the value and reputation of the ZipRecruiter brand.
We believe that our brand is important to attracting and retaining both employers and job seekers. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, ability to provide a compelling job marketplace, including services, features, content, and support related to our marketplace, and our ability to successfully secure, maintain, and defend our rights to use the “ZipRecruiter” mark, our logo, and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies and brand promotion activities may require substantial expenditures. Our brand could be harmed if we cannot achieve these objectives or if our public image were to be tarnished by negative publicity. Unfavorable publicity about us could diminish confidence in our marketplace and services. Such negative publicity also could have an adverse effect on the volume, engagement and loyalty of our employers and job seekers and could have an adverse effect on our business.
If we are not able to provide successful enhancements, new products, services, and features, our business could be adversely affected.
The market for job-posting marketplaces is characterized by frequent product and service introductions and enhancements, changing user demands, and rapid technological change. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. The success of our business will depend, in part, on our ability to adapt and respond effectively and timely to these changes. We invest substantial resources in researching and developing new products and services and enhancing our marketplace by incorporating additional features, improving functionality, and adding other improvements to meet our employers’ and job seekers’ evolving demands in our highly competitive industry. If we cannot provide enhancements and new features or services that achieve market acceptance or that keep pace with rapid technological developments and the competitive landscape, our business could be adversely affected. The success of any enhancements or improvements to, or new features of, our marketplace or any new products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies in our marketplace and third-party partners’ technologies, overall market acceptance, and resulting user activity that is consistent with the intent of such products or services. We cannot be sure that we will succeed, either timely or cost effectively, in developing, marketing, and delivering enhancements or new features, products and services to our marketplace that respond to continued changes in the market for job placement services, nor can we be sure that any enhancements or new features to our existing or any new products and services will achieve market acceptance or produce the intended effect. In addition, if new technologies emerge that allow our competitors to deliver similar services at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete.
Additionally, because our marketplace operates on a variety of third-party systems and platforms, we will need to continuously modify and enhance our offerings to keep pace with changes in internet-related hardware, operating systems, cloud computing infrastructure, and other software, communication, browser and open source technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market timely. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Parts of the technology stack supporting our marketplace may also become difficult to maintain and service as there become fewer software engineers who are skilled with respect to the programming languages used to build such pieces of software. Any failure of our marketplace to operate effectively with future network systems and technologies could reduce the demand for our marketplace, result in user dissatisfaction and adversely affect our business.

Issues with the use of artificial intelligence (including machine learning) in our marketplace may result in reputational harm or liability.
Artificial intelligence, or AI, is enabled by or integrated into some of our marketplace and is a significant element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems or elsewhere could impair the acceptance of AI solutions and could result in burdensome new regulations that may limit our ability to use existing or new AI technologies. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.
The forecasts of growth of online recruitment may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, we cannot assure you that our business will grow at a similar rate, if at all.
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not ultimately be accurate and are not under our control. The forecasts relating to the expected growth of the online recruitment market may prove to be inaccurate. Even if the market experiences the growth we forecast, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Quarterly Report on Form 10-Q should not be taken as indicative of our future growth.
The growth of our marketplace depends in part on the success of our strategic relationships with our Job Distribution Partners and Job Acquisition Partners.
To grow our business and the number of job seekers and employers in our marketplace, we anticipate that we will continue to depend, in part, on relationships with Job Distribution Partners and Job Acquisition Partners. Job Distribution Partners are third-party sites who have a relationship with us and advertise jobs from our marketplace, and includes job boards, newspaper classifieds, search engines, social networks, talent communities and resume services, while Job Acquisition Partners are third-party sites and applicant tracking systems who have a relationship with us and from whom we receive jobs for our marketplace. Our competitors may be effective in providing incentives to these job boards and other similar third parties to favor their products or services or to prevent or reduce engagement with our marketplace. In addition, acquisitions of the Job Distribution Partners and Job Acquisition Partners that we partner with by our competitors could reduce the number of our current and potential employers and job seekers as well as the number of job postings accessible by our marketplace. We cannot guarantee that the Job Distribution Partners and Job Acquisition Partners with which we have strategic relationships will continue to offer the services for which we rely on them, devote the resources necessary to expand our reach, or support an increased number of employers and job seekers and associated use cases. Further, some of our Job Distribution Partners and Job Acquisition Partners offer, or could offer, competing products and services or also work with our competitors. They may also choose to develop alternative products and services in addition to, or in lieu of, our marketplace, either on their own or in collaboration with others, including our competitors.
While these relationships have not generated substantial revenue in recent periods and are not expected to generate substantial revenue in the future, they are strategically important in ensuring an appropriate balance of and interaction between jobs and job seekers in our marketplace. If we are unsuccessful in establishing or maintaining our relationships with our Job Distribution Partners and Job Acquisition Partners, or if such Job Distribution Partners or Job Acquisition Partners choose to end their relationships with us, our ability to compete with our competitors and grow our marketplace could be impaired and our operating results may be negatively impacted.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We believe that our corporate culture has been a key contributor to our success. If we do not continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need to support our growth. Additionally, a remote working environment may impede our ability to foster a creative environment and adversely affect the productivity of our team members. As our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success.
Technological advances may significantly disrupt the labor market and weaken demand for human capital at a rapid rate.
Our success is directly dependent on our employers’ demands for talent. As technology continues to evolve, more tasks currently performed by people may be replaced by automation, robotics, machine learning, artificial intelligence and other technological advances outside of our control. This trend poses a risk to the job posting and distribution industry as a whole, particularly in lower-skill job categories that may be more susceptible to such replacement.
Our business is seasonal.
Our business is seasonal, reflecting typical behavior in hiring markets, where hiring activity tends to decelerate in the fourth quarter. Such seasonality also causes our revenue to vary from quarter to quarter depending on the variability in the overall job market. This seasonality can make forecasting more difficult and may adversely affect our ability to predict financial results accurately.
We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain performance metrics, including quarterly Paid Employers and revenue per quarterly Paid Employer, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.
We derive substantially all of our revenue from job advertisements.
We derive substantially all of our revenue from sales of products and services related to the distribution of job advertisements to job seekers across the internet. As such, any factor adversely affecting the sale of these products and services, including market acceptance, product competition, performance and reliability, reputation, price competition, intellectual property claims and economic and market conditions, could harm our business and operating results.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our user base and achieve broader market acceptance of our services.
Our ability to increase our Paid Employer base and achieve broader market acceptance of our marketplace will depend significantly on our ability to continue to expand our sales and marketing operations. We plan to expand our sales force and to dedicate significant and increasing resources to sales and marketing programs. We are expanding our sales and marketing capabilities to target additional potential Paid Employer, including some larger organizations, but there is no guarantee that we will be successful attracting and maintaining these businesses as users, and even if we are successful, these efforts may divert our resources away from and negatively impact our ability to attract and maintain our current Paid Employer base. All of these efforts will require us to invest significant financial and other resources. If we cannot find efficient ways to deploy our marketing spend or to hire, develop, and retain talented sales personnel in numbers required to maintain and support our growth, if our new sales personnel cannot achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our Paid Employer base and achieve broader market acceptance of our services could be harmed.
Paid Employers may demand more configuration and integration services, or customized features and functions that we do not offer, which could adversely affect our business and operating results.
Our current and future Paid Employers may demand more configuration and integration services, which would increase our upfront investment in sales and deployment efforts, with no guarantee that these Paid Employers will increase their use of our services. As a result of these factors, we may need to devote a significant amount of sales support and professional services resources to individual Paid Employers, which may increase the cost and time required to complete sales. If prospective Paid Employers require customized features or functions that we do not offer, and that would be difficult for them to deploy themselves, then the market for our marketplace will be more limited and our business could suffer. As a result, we may need to devote resources to continue to develop features and technology which may impact our operating results.
Any failure to offer high-quality technical support services may adversely affect our relationships with our Paid Employers and our financial results.
Once our products and services are deployed, our Paid Employers depend on our technical support organization to assist Paid Employers with service support and optimization, and resolve technical issues. We may be unable to respond quickly enough to accommodate short-term increases in demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our services and business reputation and on positive recommendations from our existing Paid Employers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our services to existing and prospective Paid Employers, and our business, operating results and financial position.
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not sustain profitability.
We have a history of incurring net losses. While we earned net income of $86.0 million for the year ended December 31, 2020, for the six months ended June 30, 2021 and the years ended December 31, 2019 and 2018, we incurred net losses of $39.4 million, $6.3 million and $25.4 million, respectively. As of June 30, 2021, we had an accumulated deficit of $110.8 million. We expect to incur additional expenses in connection with legal, accounting, and other administrative expenses related to operating as a public company in addition to ongoing stock-based compensation expense related the the vesting of our RSUs.

Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods. As a result, we may generate losses. We cannot ensure that we will continue to achieve profitability in the future or that we can sustain profitability.
We rely on Amazon Web Services, or AWS, to host our marketplace, and any disruption of service from AWS or material change to our arrangement with AWS could adversely affect our business.
We currently host our marketplace and support most of our operations using AWS, a provider of cloud infrastructure services. We do not control the operations of AWS’s facilities. AWS’s facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events or could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. The occurrence of any of these events, a decision to close the facilities or cease or limit providing services to us without adequate notice, or other unanticipated problems could result in interruptions to our marketplace, which may be lengthy. Our marketplace’s continuing and uninterrupted performance is critical to our success and employers and job seekers may become dissatisfied by service interruption. Sustained or repeated system failures could reduce the attractiveness of our marketplace to employers and job seekers, cause employers and job seekers to decrease their use of or stop using our marketplace, and adversely affect our business. Moreover, negative publicity from disruptions could damage our reputation.
AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. If we cannot renew our agreement or are unable to renew on commercially reasonable terms, we may experience costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure or other data center. If these providers charge high costs for or increase the cost of their services, we will experience higher costs to operate our business and may have to increase the fees to use our marketplace and our operating results may be adversely impacted.
Upon expiration or termination of our agreement with AWS, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete. Switching our operations from AWS to another cloud or other data center provider would also be technically difficult, expensive, and time consuming.
Many people are using mobile devices to access the internet. If we cannot optimize our websites for mobile access or offer a compelling mobile app, we may not remain competitive and could lose employers and job seekers.
Many employers and job seekers access our marketplace through our mobile website and mobile app. We must ensure that the experience for our mobile offerings is optimized to ensure a positive experience. It requires us to develop and enhance our offerings to be specifically designed for mobile devices, such as social media job postings. If we cannot optimize our websites and apps cost effectively and improve the monetization capabilities of our mobile services, we may not remain competitive, which may negatively affect our business and results of operations.
Additionally, there is no guarantee that employers and job seekers will use our apps rather than competing marketplaces. We are dependent on the interoperability of our mobile apps with popular third-party mobile operating systems such as Apple's iOS and Google's Android, and their placement in popular app stores like the Apple App Store and Google Play Store, and any changes in such systems that degrade our apps’ functionality or give preferential treatment or app store placement to competitive apps could adversely affect the access and usage of our apps on mobile devices. If it is more difficult for employers and job seekers to access and use our apps on their mobile devices, our growth and engagement levels could be harmed.
Legal and Regulatory Risks
If we or our third-party partners experience a security breach, such as a hacking or phishing attack, or other data privacy or security incident, our marketplace may be perceived as not being secure, our reputation may be harmed, demand for our marketplace may be reduced, our operations may be disrupted, we may incur significant legal costs or liabilities, and our business could be adversely affected.
Our business involves the storage, processing, and transmission of proprietary, confidential, and personal information as well as the use of third-party partners and vendors who also store, process, and transmit such user information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. We have previously experienced multiple data security incidents involving the unauthorized access to personal information of job seekers utilizing our services as well as affecting our business clients’ accounts, some of which have required us to notify affected individuals and/or regulators. In addition, any future data security breach, such as a hacking or phishing attack, or other data privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our users’ data; the loss, corruption, or alteration of this data; interruptions in our operations; or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, other potential liability, and reputational harm.
An increasing number of online services have also disclosed security breaches, some of which involved sophisticated and highly targeted attacks, and as our profile and name recognition increase, we may be targeted more frequently. Additionally, malware, viruses, social engineering (including business email compromise), and general hacking in our industry have become more prevalent and more complex. Further, due to the current COVID-19 pandemic, there is an increased risk that we may experience cybersecurity related incidents as a result of our employees, service providers, and third parties working remotely on less secure systems during government mandated shelter-in-place orders. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our third-party partners and vendors may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our or our third party partners’ or vendors’ security or privacy or other data privacy or security incident occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business.
Data security breaches and other data privacy and security incidents may also result from non-technical means, for example, through human error. Any such security compromise could result in a violation of applicable data privacy, security, breach notification and other laws, regulatory or other governmental investigations, enforcement actions, litigation, and legal and financial exposure, including potential contractual liability. We may need to expend significant resources to protect against, and to address issues created by, security breaches and other privacy and security incidents. These liabilities may exceed the amounts covered by our insurance or our insurance coverage may not extend to or be adequate for liabilities actually incurred, or our insurance may not continue to be available to us on economically reasonable terms, or at all. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. Our systems, and the systems of our vendors and third-party partners, may also be vulnerable to computer viruses and other malicious software, physical or electronic break-ins, or weakness resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. Any of these effects could adversely impact our business.

We face payment and fraud risks that could adversely impact our business.
Requirements in our marketplace relating to user authentication and fraud detection are complex. If our user authentication and fraud detection measures are not effective, our marketplace may be perceived as not being secure, our reputation may be harmed, and our business may be adversely impacted. In addition, bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized or fraudulent use of another’s identity, payment information, or other information; misrepresentation of the user’s identity or skills, including using accounts that they have purchased, sold, or leased; and acquisition or use of credit or debit card details and bank account information. This conduct in our marketplace could result in any of the following, each of which could adversely impact our business:
•bad actors may use our marketplace, including our payment processing and disbursement methods, to engage in unlawful or fraudulent conduct, such as identity theft, money laundering, terrorist financing, fraudulent sale of services, bribery, breaches of security, leakage of data, piracy or misuse of software and other copyrighted or trademarked content, and other misconduct;
•we may be held liable for the unauthorized use of an account holder’s credit card or bank account number and required by card issuers or banks to return the funds at issue and pay a chargeback or return fee, and if our chargeback or return rate becomes excessive, credit card networks may also require us to pay fines or other fees and the California Department of Business Oversight may require us to hold cash reserves;
•we may be subject to additional risk and liability exposure, including for negligence, fraud, or other claims, if employees or third-party service providers fraudulently misappropriate our banking or other information or user information;
•employers and job seekers that are subjected or exposed to the unlawful or improper conduct of other employers and job seekers or other third parties, or law enforcement or administrative agencies, may seek to hold us responsible for the conduct of employers and job seekers, may lose confidence in our marketplace, decrease or cease use of our marketplace, seek to obtain damages and costs, or impose fines and penalties;
•we may be subject to additional risk if employers in our marketplace cannot pay hired job seekers for services rendered, as such job seekers may seek to hold us responsible for the employers’ conduct and may lose confidence in our marketplace, may decrease or cease use of our marketplace, or seek to obtain damages and costs; and
•we may suffer reputational damage as a result of the occurrence of any of the above.
Despite measures we have taken to detect, prevent, and mitigate these risks, we do not have control over the employers and job seekers in our marketplace and cannot ensure that any of our measures will stop or minimize the use of our marketplace for, or to further, illegal or improper purposes. We may receive complaints from employers, job seekers and other third parties concerning misuse of our marketplace and wrongful conduct of other employers and job seekers. We may also bring claims against employers and job seekers and other third parties for their misuse of our marketplace in the future. Even if these claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the attention and resources of our management and adversely affect our business and operating results.

Changes in laws or regulations relating to data privacy or the protection, collection, storage, processing, transfer, or use of personal data, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could adversely affect our business.
We receive, collect, store, process, transfer, and use personal information and other user data. There are numerous federal, state, local, and international laws and regulations regarding data privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content. The scope of these laws and regulations is changing, subject to differing interpretations, and may be inconsistent among countries, or conflict with other laws and regulations.
We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, and information security. The regulatory framework for privacy and data protection worldwide is uncertain and complex, and that these or other actual or alleged obligations may be interpreted and applied in ways we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of the data of our employers and job seekers, employees, contractors, or others, or their interpretation, or any changes regarding the manner in which the express or implied consent of employers and job seekers for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, which may be material or not cost-effective, and may limit our storage and processing of user data or develop new services and features.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in 2018, European legislators adopted the General Data Protection Regulation, or the GDPR, which imposes more stringent European Union, or EU, data protection requirements, and provides for significant penalties for noncompliance. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and may subject us to governmental investigations or enforcement actions, fines and penalties, claims, litigation, and reputational harm in connection with any European activities. Further, the United Kingdom, or the UK, has enacted the UK GDPR, which, together with the amended UK Data Protection Act 2018, or DPA, retains the GDPR in UK national law. Fines for certain breaches of the GDPR and the UK data protection regime are significant e.g., fines for certain breaches of the GDPR or the UK GDPR are up to the greater of 20 million Euros (17.5 million GBP) or 4% of total global annual turnover. Additionally, the California Consumer Privacy Act, or the CCPA, which provides new data privacy rights for consumers and new operational requirements for companies, came into force in 2020, and also provides for fines for noncompliance. The costs of compliance with, and other burdens imposed by, the GDPR, the UK GDPR, the DPA and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat such information.
Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to employers and job seekers, employees, contractors, or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or information security may result in governmental and regulatory investigations or enforcement and/or assessment notices (for a compulsory audit), orders to cease or change our processing of our data, litigation, claims (including representative actions and other class action type litigation, where individuals have suffered harm), or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our employers and job seekers to lose trust in us, and otherwise have an adverse effect on our reputation and business. Furthermore, the costs of compliance with such laws, regulations and policies may limit the adoption and use of, and reduce the overall demand for, our marketplace.

Failure to comply with anti-corruption and anti-money laundering laws, including the Foreign Corrupt Practices Act, or FCPA, and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We have voluntarily implemented policies and procedures designed to allow us to comply with U.S. economic sanctions laws and prevent our marketplace from being used to facilitate business in countries or with persons or entities included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC, and equivalent foreign authorities. We may be subject to fines or other penalties in one or more jurisdictions levied by federal, state or local regulators, in the event that we engage in any conduct, intentionally or not, that facilitates money laundering, terrorist financing, or other illicit activity, or that violates sanctions or otherwise constitutes sanctionable activity.
Regulators continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures that we use to verify the identity of our users and to monitor our marketplace for potential illegal activity. In addition, any policies and procedures that we implement to comply with OFAC regulations may not be effective, including in preventing users from using our services within the OFAC-sanctioned countries of North Korea, Syria, and Iran, and the Crimea region of Ukraine. Given the technical limitations in developing controls to prevent, among other things, the ability of users to publish in our marketplace false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States that may not be in compliance with the economic sanctions regulations administered by OFAC.
Consequences for failing to comply with applicable rules and regulations could include fines, criminal and civil lawsuits, forfeiture of significant assets, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us, our employers and job seekers, or payment partners with respect to applicable laws, rules, and regulations could have a significant impact on our reputation and could cause us to lose existing employers and job seekers, prevent us from obtaining new employers and job seekers, cause other payment partners to terminate or not renew their agreements with us, require us to expend significant funds to remedy problems caused by violations and to avert further violations, and expose us to legal risk and potential liability, all of which may adversely affect our business, operating results, and financial condition and may cause the price of our common stock to decline.
We are also subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and the UK Bribery Act 2010, and may be subject to other anti-bribery, anti-money laundering, and sanctions laws in countries in which we conduct activities or have employers and job seekers. The FCPA prohibits providing, offering, promising, or authorizing, directly or indirectly, anything of value to government officials, political parties, or political candidates for the purposes of obtaining or retaining business or securing any improper business advantage. The provisions of the Bribery Act extend beyond bribery of government officials and create offenses in relation to commercial bribery including private sector recipients. The provisions of the Bribery Act also create offenses for accepting bribes in addition to bribing another person. We face significant risks if we cannot comply with the FCPA, the Bribery Act and other applicable anti-corruption laws. We have implemented an anti-corruption compliance policy, but we cannot ensure that all of our employees, employers and job seekers, and agents, as well as those contractors to which we outsource certain of our business operations, will not take actions in violation of our policies or agreements and applicable law, for which we may be ultimately held responsible.
Any violation of the FCPA, the Bribery Act, other applicable anti-corruption laws, and other laws could result in investigations and actions by federal or state attorneys general or foreign regulators, loss of export privileges, severe criminal or civil fines and penalties or other sanctions, forfeiture of significant assets, debarment from government contracts, whistleblower complaints, and adverse media coverage, which could have an adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action or internal investigation related to alleged misconduct may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
We are subject to a wide variety of foreign and domestic laws. As we look to expand our international footprint over time and as new domestic laws are implemented, we may become obligated to comply with additional laws and regulations of the countries or markets in which we operate or have employers and job seekers.
We and our employers and job seekers are subject to a wide variety of foreign and domestic laws. Laws, regulations, and standards governing issues that may affect us, such as employment, payments, whistleblowing and worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, data security, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, background checks, and escheatment are often complex and subject to varying interpretations, and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies. Many of these laws do not contemplate or address the unique issues of the internet, mobile, and related technologies. Other laws and regulations in response to internet, mobile, and related technologies may also be adopted, implemented, or interpreted to apply to us and other online services marketplaces or our users. Likewise, these laws affect our users, and their application, or uncertainty around their application, may affect demand for our marketplace.
New approaches to policymaking and legislation may also produce unintended harms for our business, which may impact our ability to operate our business in the manner in which we are accustomed. Any of these regulations could negatively impact our users, including perceptions regarding their use of our marketplace, or have a material adverse effect on the demand for job postings in our marketplace or on how we operate our marketplace.
As we look to expand our international footprint over time, we may become obligated to comply with additional laws and regulations of the countries or markets in which we operate or have customers or job seekers. We may be harmed if we are found to be subject to new or existing laws and regulations or if those laws are interpreted and applied to us in a manner that harms our business or is inconsistent with the application of U.S. laws, including with respect to those subjects mentioned above. In addition, contractual provisions that are designed to protect and mitigate against risks, including terms of service, arbitration and class action waiver provisions, disclaimers of warranties, limitations of liabilities, releases of claims, and indemnification provisions, could be deemed unenforceable as to the application of these laws and regulations by a court, arbitrator, or other decision-making body. If we cannot comply with these laws and regulations or manage the complexity of global operations and support an international user base successfully or cost effectively, or if these laws and regulations are deemed to apply to our users or cause a decline in demand for our marketplace, our business, operating results, and financial condition could be adversely affected.
We plan to expand our international operations which could subject us to additional costs and risks, and our continued expansion internationally may not be successful.
We plan to expand our operations internationally in the future. Outside of the United States, we currently have operations in the United Kingdom, Israel, and Canada. There are significant costs and risks inherent in conducting business in international markets, including:
•establishing and maintaining effective controls at foreign locations and the associated costs;
•adapting our marketplace to non-U.S. employers’ and job seekers’ preferences and customs;
•increased competition from local providers;

•longer sales or collection cycles in some countries;
•compliance with foreign laws and regulations, including data privacy frameworks like the GDPR;
•adapting to doing business in other languages or cultures;
•compliance with local tax regimes, including potential double taxation of our international earnings, and potentially adverse tax consequences due to U.S. and foreign tax laws as they relate to our international operations;
•compliance with anti-bribery laws, such as the FCPA and the Bribery Act;
•currency exchange rate fluctuations and related effects on our operating results;
•economic and political instability in some countries;
•the uncertainty of obtaining and protecting intellectual property rights in some countries and practical difficulties of enforcing rights abroad; and
•other costs of doing business internationally.
These factors and other factors could harm our international operations and, consequently, materially impact our business, operating results, and financial condition.
Further, we may incur significant operating expenses as a result of our international expansion, and it may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We also have more limited brand recognition in certain parts of the world, leading to delayed acceptance of our marketplace by international employers and job seekers. If we cannot continue to expand internationally and manage the complexity of our global operations successfully, our financial condition and operating results could be adversely affected.
Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our marketplace, disrupt our communication processes, and adversely affect our business.
In order to use our marketplace, employers, job seekers, and, to a lesser extent, other third parties including advertisers, partners, and our own employees, entrust us to collect, use, and store their personal information. Our ability to leverage this information and to effectively and efficiently provide our services, including by communicating electronically and otherwise with employers and job seekers of our marketplace is critical to our business. By way of example, our services may include the sending and receiving of emails, SMS/text messages and push notifications on mobile devices. Certain federal, state and foreign government bodies and agencies have adopted, and others are considering adopting, or may adopt in the future, laws and regulations regarding the collection, use, transfer, storage and disclosure of personal information obtained from consumers and individuals, and the conditions under which businesses may communicate with consumers and other third parties. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our employers and job seekers may limit the use of our marketplace and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Moreover, third party gatekeepers and service providers and their interpretation and application of privacy and data protection laws, rules, regulations, and best practices, may limit, disrupt, or require alteration of our operations, service offerings, and ability to communicate with and among employers and job seekers, and may adversely affect our business.

From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental investigations that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.
From time to time, we may be subject to claims, lawsuits (including class actions), government investigations, arbitrations and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. The outcome of any legal proceeding, regardless of its merits, is inherently uncertain. Regardless of the merits, pending or future legal proceedings could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims or pursuing claims against third parties to protect our rights. If we do not prevail in litigation, we could incur substantial liabilities. We may also determine in certain instances that a settlement may be a more cost-effective and efficient resolution for a dispute.
Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong as determining reserves for pending legal proceedings is a complex, fact-intensive process that is subject to judgment calls. The results of legal and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business. Any adverse determination related to legal proceedings or a settlement agreement could require us to change our technology or our business practices in costly ways, prevent us from offering certain products or services, require us to pay monetary damages, fines, or penalties, or require us to enter into royalty or licensing arrangements, and could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.
Our failure or inability to protect our intellectual property rights, or claims by others that we are infringing upon or unlawfully using their intellectual property could diminish the value of our brand and weaken our competitive position, and adversely affect our business, financial condition, operating results, and prospects.
Our success depends in large part on our proprietary technology and other intellectual property rights, or IPR. We currently rely on a combination of copyright, trademark, trade secret, and unfair competition laws, as well as confidentiality agreements and procedures and licensing arrangements, to establish and protect our IPR. We currently do not own any patents. We have devoted substantial resources to the development of our proprietary technologies and related processes. To protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, licensees, independent contractors, commercial partners, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We cannot be certain that the steps taken by us to protect our IPR will be adequate to prevent infringement of such rights by others. Additionally, the process of obtaining protection for trademarks and other IPR is expensive and time-consuming, and we may not be able to apply for all necessary or desirable trademark and other IPR applications at a reasonable cost or in a timely manner. Additionally, the process of obtaining patent or trademark protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications or apply for all necessary or desirable trademark applications at a reasonable cost or in a timely manner. Moreover, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our IPR as fully as in the United States, and it may be more difficult for us to successfully challenge the unauthorized use of our IPR by other parties in these countries. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our IPR, and our failure or inability to obtain or maintain IPR protection or otherwise protect our IPR could adversely affect our business.
We may in the future be subject to patent infringement and trademark claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other IPR of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the likelihood of IPR claims against us has grown and will likely continue to grow.
Further, from time to time, we may receive letters from third parties alleging that we are infringing upon their IPR or inviting us to license their IPR. Successful infringement claims against us could result in significant monetary liability, prevent us from selling some of our products and services, or require us to change our branding. In addition, resolution of claims may require us to redesign our products, license rights from third parties at a significant expense, or cease using those rights altogether. We may in the future bring claims against third parties for infringing our IPR. Costs of supporting such litigation and disputes may be considerable, and there can be no assurances that a favorable outcome will be obtained. Patent infringement, trademark infringement, trade secret misappropriation, and other intellectual property claims and proceedings brought against us or brought by us, whether successful or not, could require significant attention of our management and resources and have in the past and could further result in substantial costs, harm to our brand, and have an adverse effect on our business.
Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our employers and job seekers, which could increase the costs of our services and adversely impact our business.
The application of federal, state, local and international tax laws to services provided electronically is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the internet. These enactments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.
In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect), which could require us or our employers and job seekers to pay additional tax amounts, as well as require us or our employers and job seekers to pay fines or penalties and interest for past amounts. If we are unsuccessful in collecting such taxes from our employers and job seekers, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows.
Other Risks Related to Our Business
Our business is subject to the risk of earthquakes, fire, power outages, floods, public health crises, including the current COVID-19 pandemic, and other catastrophic events, and to interruption by man-made problems such as terrorism.
Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, public health crises, including the COVID-19 pandemic, and similar events. Additionally, the third-party systems and operations, such as the data centers and online services we use in our company operations, are subject to similar risks. Our insurance policies may not cover losses from these events or may provide insufficient compensation that does not cover our total losses. For example, the COVID-19 pandemic has resulted in a widespread global health crisis and adversely affected global economies and financial markets, and similar public health threats could do so in the future. Such events have impacted, and could in the future impact, demand for products sold in our marketplace, which in turn could adversely affect our revenue and results of operations. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our business or the economy as a whole. A significant portion of our technology team is located in Israel, which is located in a region of the world that historically has experienced elevated levels of geopolitical instability. Our corporate offices and our primary data center facilities are located in California, a state that frequently experiences earthquakes and wildfires. We may not have sufficient protection or recovery plans. As we rely heavily on our data center facilities, computer and communications systems, and the internet to conduct our business and provide high-quality user service, these disruptions could negatively impact our ability to run our business.
Covenants in our Credit Agreement may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely impacted.
We entered into a Credit Agreement with the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent, in April 2021, which provides for a $250.0 million secured revolving line of credit. The revolving credit facility contains various restrictive covenants, including, among other things, net leverage ratio requirements, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to the agreement, we granted the lenders thereto a security interest in substantially all of our assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.
Our ability to meet these restrictive covenants can be impacted by events beyond our control and we may be unable to do so. Our credit agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, the lender could elect to declare all amounts outstanding under its debt agreements to be immediately due and payable. In addition, the lender would have the right to proceed against the assets we provided as collateral pursuant to the credit agreement. If the debt under our credit agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and financial condition.
We may engage in merger and acquisition activities, which could require significant management attention, disrupt our business, dilute stockholder value, consume resources that are necessary to sustain our business, and adversely affect our operating results.
As part of our business strategy, we may make investments in other companies, products, or technologies. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any acquisition, investment, or business relationship may result in unforeseen or additional operating difficulties, risks, and expenditures. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions in the future, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by employers and job seekers. In addition, if we cannot successfully integrate such acquisitions, or the assets, technologies or personnel associated with such acquisitions, into our company, the anticipated benefits of any acquisition, investment, or business relationship may not be realized. Additionally, we may be exposed to unknown or additional risks and liabilities.
We may in the future seek to acquire or invest in additional businesses, products, technologies, or other assets. We also may enter into relationships with other businesses to expand our marketplace or our ability to provide our marketplace in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies.

Negotiating these transactions can be time consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, dilute our corporate culture, subject us to additional liabilities, increase our expenses, and adversely impact our business, financial condition, operating results, and cash flows. We may not successfully evaluate or use the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, each of which could affect our financial condition, could result in dilution to our stockholders or increase our fixed obligations.
We may require additional capital to support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, and may result in stockholder dilution.
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. However, we intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, including the need to promote and enhance our marketplace, develop new products and services, enhance our operating infrastructure, and potentially to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. Our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition, and operating results. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our Class A common stock could suffer significant dilution, and any new shares we issue could have rights, preferences, and privileges superior to those of our Class A common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs and strains our financial and management systems, internal controls, and employees.
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We will be required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ending December 31, 2022. We have not identified any material weaknesses in our internal control over financial reporting during 2019 and 2020. However, to maintain and, if required, improve our disclosure controls and procedures, and internal control over financial reporting to meet the standards of the Sarbanes-Oxley Act, additional and potentially significant resources and management oversight may be required.
Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on our stock price.
The new rules and regulations applicable to public companies, and stockholder litigation brought against recently public companies, have made it more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. We are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and stockholders’ equity/deficit, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.
Fluctuations in currency exchange rates could harm our operating results and financial condition.
Transactions generated in countries other than the United States as well as those incurred by our international subsidiaries are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. To date, we have not engaged in currency hedging activities to limit the risk of exchange fluctuations and, as a result, our financial condition and operating results could be adversely affected by such fluctuations.

Risks Related to the Ownership of Our Class A Common Stock
Market volatility may affect the value of an investment in our Class A common stock and could subject us to litigation.
Technology stocks have historically experienced high levels of volatility. The price of our Class A common stock also could be subject to wide fluctuations in response to the risk factors described in this Quarterly Report on Form 10-Q and others beyond our control, including:
•the number of shares of our Class A common stock and Class B common stock publicly owned and available for trading;
•actual or anticipated fluctuations in our financial condition, operating results and other operating and non-GAAP metrics;
•our actual or anticipated operating performance and the operating performance of our competitors;
•changes in the projected operational and financial results we provide to the public or our failure to meet those projections;
•any major change in our board of directors, management, or key personnel;
•the economy as a whole and market conditions in our industry;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments;
•lawsuits threatened or filed against us;
•other events or factors, including those resulting from the COVID-19 pandemic, war, incidents of terrorism, or responses to these events; and
•sales or expected sales of our Class A common stock by us, and our officers, directors, and principal stockholders.
Moreover, to the extent the trading value of our Class A common stock diverge, holders of our Class A common stock may engage in hedging and other activities which could result in additional volatility in the price of our Class A common stock and could result in significant declines in the price of our Class A common stock.
Furthermore, the stock market has recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies and financial services and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes, or international currency fluctuations, may negatively impact the market price of our Class A common stock. These fluctuations may be even more pronounced in the trading market for our Class A common stock shortly following the listing of our Class A common stock on the New York Stock Exchange as a result of the supply and demand forces described above. If the market price of our Class A common stock after our listing does not exceed the opening public price, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
The dual class structure of our common stock concentrates voting control with those stockholders who held our capital stock prior to our listing, including our directors, executive officers, and 5% stockholders. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (1) the first business day falling on or after 180 days after the date on which Ian Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain permitted transfers, including certain transfers to family members, trusts solely for the benefit of the stockholder or their family members, affiliates under common control with the stockholder, and partnerships, corporations, and other entities exclusively owned by the stockholder or their family members, in each case as fully described in our restated certificate of incorporation to be in effect following the completion of this offering. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.
Certain stock index providers, such as S&P Dow Jones, exclude companies with multiple classes of shares of common stock from being added to certain stock indices, including the S&P 500. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Any exclusion from stock indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business or our future prospects, the price of our Class A common stock and trading volume could decline.
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have control over these securities analysts. If industry analysts cease coverage of us, the trading price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or cannot publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.
We are an “emerging growth company” and intend to take advantage of the reduced disclosure requirements applicable to emerging growth companies which may make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (2) the last day of the fiscal year following the fifth anniversary of the date of the effectiveness of the registration statement; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (4) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC. For so long as we remain an emerging growth company, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies,” including:
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We have taken advantage of the available exemptions described above. We cannot predict if investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result of these decisions, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by the restrictions under the terms of our credit agreement. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management.
Provisions in our restated certificate of incorporation and restated bylaws that will be in effect upon the registration and listing of our Class A common stock on the New York Stock Exchange may have the effect of delaying or preventing a merger, acquisition, or other change of control of our company that the stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, our restated certificate of incorporation and restated bylaws include provisions that:
•provide that our board of directors will be classified into three classes of directors with staggered three-year terms;
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws, including provisions relating to the classified board, the size of the board, removal of directors, special meetings, actions by written consent, and designation of our preferred stock;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that only the chairman of our board of directors, our chief executive officer, or a majority of our board of directors will be authorized to call a special meeting of stockholders;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit cumulative voting;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•provide for a dual class common stock structure in which holders of our Class B common stock may have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Moreover, Section 203 of the Delaware General Corporate Law, or DGCL, may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock. See the section titled “Description of Capital Stock” in the Prospectus for additional information.

Our restated certificate of incorporation and our restated bylaws will contain exclusive forum provisions for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our restated certificate of incorporation, to the fullest extent permitted by law, will provide that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our restated bylaws will provide that the U.S. federal district courts will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities will be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation or restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation.	8-K	001-40406	3.1	5/17/2021
3.2	Restated Bylaws.	8-K	001-40406	3.2	5/17/2021
4.1	Form of Class A common stock certificate.	S-1	333-255488	4.1	4/23/2021
4.2	Form of Class B common stock certificate.	S-8	333-256155	4.6	5/14/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated April 22, 2021, by and between ZipRecruiter, Inc. and certain security holders.	S-1	333-255488	4.2	4/23/2021
10.1	Form of Indemnification Agreement by and between ZipRecruiter, Inc. and each of its directors and executive officers.	S-1	333-255488	10.1	4/23/2021
10.2	2012 Stock Plan and forms of award agreements thereunder.	S-1	333-255488	10.2	4/23/2021
10.3	2014 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-255488	10.3	4/23/2021
10.4	2021 Equity Incentive Plan and the forms of award agreements thereunder.	S-8	333-256155	4.9	5/14/2021
10.5	2021 Employee Stock Purchase Plan.	S-1	333-255488	10.5	4/23/2021
10.6	Offer Letter by and between ZipRecruiter, Inc. and Ian Siegel, dated April 22, 2021.	S-1	333-255488	10.6	4/23/2021
10.7	Offer Letter by and between ZipRecruiter, Inc. and Boris Shimanovsky, dated April 22, 2021.	S-1	333-255488	10.7	4/23/2021
10.8	Offer Letter by and between ZipRecruiter, Inc. and Renata Dionello, dated April 22, 2021.	S-1	333-255488	10.8	4/23/2021
10.9	Form of Change in Control and Severance Agreement.	S-1	333-255488	10.9	4/23/2021
10.10	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement, granted April 19, 2021, by and between ZipRecruiter, Inc. and Ian Siegel.	S-1	333-255488	10.21	4/23/2021
10.11	Letter Agreement, dated April 22, 2021, by and between ZipRecruiter, Inc. and Ian Siegel.	S-1	333-255488	10.22	4/23/2021
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on August 13, 2021.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer