Form 10-Q
period 2021-09-30
ZIPRECRUITER, INC.
filed 2021-11-12
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-40406

ZIPRECRUITER, INC.
(Exact name of registrant as specified in its charter)

Delaware				27-2976158
(State or other jurisdiction of incorporation or organization)	604 Arizona Ave.			(I.R.S. Employer Identification No.)
	Santa Monica,	CA	90401
	(877)	252-1062
(Address, including zip code, and telephone number, including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.00001 par value per share	ZIP	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 86,396,592 shares of Class A common stock outstanding and 30,375,749 shares of Class B common stock outstanding as of November 4, 2021.

Page
Part I - Financial Information	6
Item 1. Unaudited Condensed Consolidated Financial Statements	6
Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	6
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	7
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	8
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	10
Notes to the Condensed Consolidated Financial Statements	11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	40
Part II - Other Information	42
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3. Defaults Upon Senior Securities	69
Item 4. Mine Safety Disclosures	69
Item 5. Other Information	69
Item 6. Exhibits	70
Signatures	72

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
•Our marketplace functions on software that is highly technical and complex and if it fails to perform properly, our reputation could be adversely affected, our market share could decline and we could be subject to liability claims.
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZipRecruiter, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash	$204,881	$114,539
Accounts receivable, net of allowances of $3,769 and $3,933 at September 30, 2021 and December 31, 2020, respectively	43,502	21,036
Prepaid expenses and other assets	11,066	5,462
Deferred commissions, current portion	4,397	3,727
Total current assets	263,846	144,764
Property and equipment, net	9,096	5,043
Operating lease right-of-use assets	18,387	22,500
Internal use software, net	12,810	11,191
Deferred commissions, net of current portion	3,718	3,712
Goodwill	1,724	1,724
Deferred tax assets, net	41,355	23,083
Other assets	1,233	112
Total assets	$352,169	$212,129

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$32,458	$13,509
Accrued expenses	67,466	38,842
Deferred revenue	25,414	15,112
Deferred payroll tax liability, current portion	1,677	1,677
Operating lease liabilities, current portion	5,684	1,669
Other liabilities	132	646
Total current liabilities	132,831	71,455
Operating lease liabilities, net of current portion	19,856	25,130
Convertible notes and accrued interest with related parties	—	25,371
Deferred payroll tax liability, net of current portion	1,828	1,818
Other liabilities	1,625	1,795
Total liabilities	156,140	125,569
Commitments and contingencies (Note 8)

Redeemable convertible preferred stock
Series A, $0.00001 par value; no shares and 2,271 shares authorized, issued, and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	87,118
Series B, $0.00001 par value; no shares and 6,151 shares authorized, no shares and 6,031 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	49,738
Total redeemable convertible preferred stock	—	136,856
Stockholders' equity (deficit)
Preferred Stock, $0.00001 par value; 50,000 and no shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.00001 par value; 700,000 and no shares authorized as of September 30, 2021 and December 31, 2020, respectively; 84,864 and no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	—
Class B common stock, $0.00001 par value; 700,000 and 137,800 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 31,771 and 78,283 shares issued and 31,576 and 78,088 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B treasury stock, 195 shares outstanding as of September 30, 2021 and December 31, 2020	(644)	(644)
Additional paid-in capital	285,445	21,732
Accumulated deficit	(88,773)	(71,384)
Total stockholders' equity (deficit)	196,029	(50,296)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$352,169	$212,129
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$212,672	$102,851	$521,004	$303,798
Cost of revenue	22,277	12,949	59,838	39,261
Gross profit	190,395	89,902	461,166	264,537
Operating expenses
Sales and marketing	112,178	41,713	289,825	148,662
Research and development	27,155	16,863	82,079	52,395
General and administrative	33,094	8,232	123,145	29,512
Total operating expenses	172,427	66,808	495,049	230,569
Income (loss) from operations	17,968	23,094	(33,883)	33,968
Other income (expense)
Interest expense	(221)	(179)	(696)	(825)
Sublease income	—	226	151	783
Other income (expense), net	(154)	152	(100)	(60)
Total other income (expense), net	(375)	199	(645)	(102)
Income (loss) before income taxes	17,593	23,293	(34,528)	33,866
Income tax expense (benefit)	(4,467)	187	(17,139)	519
Net income (loss)	22,060	23,106	(17,389)	33,347
Less: Accretion of redeemable convertible preferred stock	—	(975)	(1,480)	(2,886)
Less: Undistributed earnings attributable to participating securities	—	(5,129)	—	(7,091)
Net income (loss) attributable to Class A and Class B common stockholders	$22,060	$17,002	$(18,869)	$23,370
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.19	$0.21	$(0.19)	$0.29
Diluted	$0.17	$0.19	$(0.19)	$0.26
Weighted average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	115,372	80,218	97,159	79,775
Diluted	126,474	95,844	97,159	93,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock				Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Series A		Series B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	2,271	$87,118	6,031	$49,738	—	$—	78,283	$—	(195)	$(644)	$21,732	$(71,384)	$(50,296)
Accretion of redeemable convertible preferred stock	—	961	—	36	—	—	—	—	—	—	(997)	—	(997)
Issuance of common stock upon exercise of options	—	—	—	—	—	—	1,965	—	—	—	3,660	—	3,660
Repurchase and retirement of common stock	—	—	—	—	—	—	(50)	—	—	—	(450)	—	(450)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,290	—	1,290
Net income	—	—	—	—	—	—	—	—	—	—	—	13,398	13,398
Balance as of March 31, 2021	2,271	$88,079	6,031	$49,774	—	$—	80,198	$—	(195)	$(644)	$25,235	$(57,986)	$(33,395)
Accretion of redeemable convertible preferred stock	—	466	—	17	—	—	—	—	—	—	(483)	—	(483)
Conversion of redeemable convertible preferred stock to common stock	(2,271)	(88,545)	(6,031)	(49,791)	—	—	24,202	1	—	—	138,335	—	138,336
Conversion of convertible notes with related parties to common stock	—	—	—	—	—	—	3,085	—	—	—	25,653	—	25,653
Conversion of Class B stock to Class A stock	—	—	—	—	82,714	1	(82,714)	(1)	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	5,282	—	—	—	8,720	—	8,720
Repurchase and retirement of common stock	—	—	—	—	—	—	(100)	—	—	—	(2,300)	—	(2,300)
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	97	—	97
Issuance of common stock upon the vesting and settlement of restricted stock units	—	—	—	—	—	—	2,278	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	65,121	—	65,121
Net loss	—	—	—	—	—	—	—	—	—	—	—	(52,847)	(52,847)
Balance as of June 30, 2021	—	$—	—	$—	82,714	$1	32,231	$—	(195)	$(644)	$260,378	$(110,833)	$148,902
Conversion of Class B stock to Class A stock	—	—	—	—	2,038	—	(2,038)	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	1,036	—	—	—	2,461	—	2,461
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	99	—	99
Issuance of common stock upon the vesting and settlement of restricted stock units	—	—	—	—	112	—	542	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	22,507	—	22,507
Net income	—	—	—	—	—	—	—	—	—	—	—	22,060	22,060
Balance as of September 30, 2021	—	$—	—	$—	84,864	$1	31,771	$—	(195)	$(644)	$285,445	$(88,773)	$196,029
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock				Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Series A		Series B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	2,271	$83,375	6,031	$49,598	—	$—	79,583	$—	(195)	$(644)	$35,339	$(157,006)	$(122,311)
Cumulative-effect of accounting change adopted as of January 1, 2020	—	—	—	—	—	—	—	—	—	—	426	(426)	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	572	—	—	—	305	—	305
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,994	—	1,994
Capital contribution	—	—	—	—	—	—	(213)	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	920	—	35	—	—	—	—	—	—	(955)	—	(955)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,082)	(11,082)
Balance as of March 31, 2020	2,271	$84,295	6,031	$49,633	—	$—	79,942	$—	(195)	$(644)	$37,109	$(168,514)	$(132,049)
Issuance of common stock upon exercise of options	—	—	—	—	—	—	672	—	—	—	699	—	699
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,386	—	1,386
Capital contribution	—	—	—	—	—	—	(213)	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	921	—	35	—	—	—	—	—	—	(956)	—	(956)
Net income	—	—	—	—	—	—	—	—	—	—	—	21,323	21,323
Balance as of June 30, 2020	2,271	$85,216	6,031	$49,668	—	$—	80,401	$—	(195)	$(644)	$38,238	$(147,191)	$(109,597)
Issuance of common stock upon exercise of options	—	—	—	—	—	—	218	—	—	—	483	—	483
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,303	—	1,303
Capital contribution	—	—	—	—	—	—	(71)	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	940	—	35	—	—	—	—	—	—	(975)	—	(975)
Net income	—	—	—	—	—	—	—	—	—	—	—	23,106	23,106
Balance as of September 30, 2020	2,271	$86,156	6,031	$49,703	—	$—	80,548	$—	(195)	$(644)	$39,049	$(124,085)	$(85,680)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(17,389)	$33,347
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	87,625	4,560
Depreciation and amortization	6,999	7,344
Provision for bad debts	1,296	2,674
Deferred income taxes	(18,272)	—
Non-cash lease expense	4,113	4,121
Amortization of issuance costs for credit facility	106	—
Loss on disposal of property and equipment	23	341
Change in operating assets and liabilities:
Accounts receivable	(23,762)	1,554
Prepaid expenses and other current assets	(6,122)	2,362
Deferred commissions, net	(676)	(1,770)
Other assets	43	130
Accounts payable	18,672	8,583
Accrued expenses and other liabilities	28,056	(4,244)
Deferred revenue	10,312	(1,342)
Deferred payroll taxes	10	2,537
Operating lease liabilities	(1,259)	(3,873)
Net cash provided by operating activities	89,775	56,324
Cash flows from investing activities
Purchases of property and equipment	(5,684)	(1,007)
Capitalized internal use software costs	(5,479)	(5,042)
Net cash used in investing activities	(11,163)	(6,049)
Cash flows from financing activities
Proceeds from term loan	—	10,000
Repayment of term loan	—	(20,000)
Proceeds from revolving line	—	16,500
Repayment of revolving line	—	(16,500)
Proceeds from convertible notes with related parties	—	25,000
Payment of issuance costs for credit facility	(1,270)	—
Repurchase of common stock	(2,750)	—
Proceeds from exercise of stock options	15,750	1,483
Net cash provided by financing activities	11,730	16,483
Net increase in cash	90,342	66,758
Cash
Beginning of period	114,539	35,529
End of period	$204,881	$102,287
Supplemental disclosure of non-cash activities
Capitalized assets included in accounts payable and accrued expenses	$1,347	$862
Stock-based compensation capitalized for software	1,293	123
In-transit proceeds from exercise of stock options	55	4
Operating lease right-of-use assets obtained in exchange for new operating lease	—	5,787
Accretion of redeemable convertible preferred stock	1,480	2,886
Conversion of redeemable convertible preferred stock	138,336	—
Conversion of convertible notes and accrued interest with related parties	25,653	—
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
The Company incurred fees related to financial advisory services, accounting and legal expenses, the bonus earned by the Company’s Chief Executive Officer (“CEO”), and other filing costs in connection with the Direct Listing in the first half of the fiscal year. These costs totaled $0 and $34.0 million for the three and nine months ended September 30, 2021 and have been recorded in general and administrative expenses.
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
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 26, 2021 (the “Prospectus”). The consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited consolidated financial statements.
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021 or any future period.
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
The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable, and accrued expenses, approximate fair value because of their short-term maturities. The fair value of the Company’s convertible notes with related parties as of December 31, 2020 was estimated to be approximately $36.9 million, and was based on the value of shares into which the notes convert. The value of the shares represents a Level 3 input in the fair value hierarchy. The convertible

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
notes with related parties converted into shares of Class B common stock in connection with the Direct Listing in May 2021.
Certain assets, including goodwill and intangible assets, are also subject to measurement at fair value on a non-recurring basis using Level 3 inputs, but only when they are deemed to be impaired. As of September 30, 2021 and December 31, 2020, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
Segments and Geographic Information
The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker, the CEO, regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources.
Stock-based Compensation for Awards with a Market Condition
In April 2021, the Company granted a restricted stock unit (“RSU”) award (the “CEO Performance Award”), which included service, market, and performance based vesting conditions. The fair value of the award is determined using a Monte Carlo simulation model. The associated stock-based compensation is recorded over the requisite service period, using a graded attribution method. The requisite service period is the longer of the service period derived from the Monte Carlo simulation model and the explicit service period the CEO is required to remain employed to vest in the award. The market condition is satisfied upon achieving certain stock price targets for a period following the completion of the Company’s Direct Listing. The CEO Performance Award also contains an implied performance-based vesting condition as the CEO’s ability to earn the award is contingent upon the completion of the Direct Listing. Accordingly, no expense was recognized prior to the completion of the Company’s Direct Listing on May 26, 2021, as vesting was not considered probable for accounting purposes until the Direct Listing occurred. Provided that Ian Siegel continues to be the CEO of the Company, stock-based compensation expense is recognized over the requisite service period, regardless of whether the stock price targets are achieved. If the stock price targets are met sooner than the derived service period, the Company will accelerate the recognition of stock-based compensation expense to reflect the cumulative expense associated with the vested shares.
The determination of the fair value of stock-based awards with a market condition is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If the Company had made different assumptions, its stock-based compensation expense, and its results of operations for the three and nine months ended September 30, 2021 may have been significantly different.
Stock-based Compensation Under the Employee Stock Purchase Plan (ESPP)
In August 2021, the Company launched an employee stock purchase plan. The Company estimates the fair value of employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The Company recognizes the resulting fair value over the requisite service period as stock-based compensation expense. Forfeitures are recognized as reduction to stock-based compensation expense as they occur. The Black-Scholes option pricing model requires the Company to make certain assumptions including the fair value of the underlying common stock, the expected term, the expected volatility, the risk-free interest rate and the dividend yield.
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing model for measuring the allowance for credit losses for financial assets measured at amortized cost (including accounts receivable) to a model that is based on the expected losses rather than incurred losses. Under the new credit loss model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These ASUs provide supplemental guidance and clarification to ASU 2016-13 and must be adopted concurrently with the adoption of ASU 2016-13, cumulatively referred to as “Topic 326.” This guidance is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of this update on its consolidated financial statements.
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
Prior to May 14, 2021, when the Company’s Series A preferred stock and Series B preferred stock converted into shares of Class B common stock, the Company’s redeemable convertible preferred stock were participating securities as the holders of the redeemable convertible preferred stock were entitled to participate in dividends with common stock. In periods of net income, net income after

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
deducting the accretion of redeemable convertible preferred stock was attributed to common stockholders and participating securities based on their participation rights. Net losses after deducting the accretion of redeemable convertible preferred stock are not allocated to the participating securities as the participating securities do not have a contractual obligation to share in any losses.
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
The following table presents the Company’s basic net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) per share, basic:
Net income (loss)	$22,060	$23,106	$(17,389)	$33,347
Less: Accretion of redeemable convertible preferred stock	—	(975)	(1,480)	(2,886)
Less: Undistributed earnings attributable to participating securities	—	(5,129)	—	(7,091)
Net income (loss) attributable to Class A and Class B common stockholders	$22,060	$17,002	$(18,869)	$23,370
Weighted average shares of Class A and Class B common stock outstanding	115,372	80,218	97,159	79,775
Net income (loss) per share attributable to Class A and Class B common stockholders, basic	$0.19	$0.21	$(0.19)	$0.29

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the Company’s diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) per share, diluted:
Numerator:
Net income (loss) attributable to Class A and Class B common stockholders	$22,060	$17,002	$(18,869)	$23,370
Add:
Reallocation of net income attributable to participating securities	—	668	—	808
Interest on convertible notes with related parties, net of tax	—	132	—	143
Net income (loss) attributable to Class A and Class B common stockholders, diluted	$22,060	$17,802	$(18,869)	$24,321

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	115,372	80,218	97,159	79,775
Effect of dilutive securities:
Options to purchase common stock	10,482	11,847	—	11,969
Convertible notes with related parties	—	3,779	—	1,393
Restricted stock units	582	—	—	—
Employee stock purchase plan	—	—	—	—
Unvested early exercise common stock	38	—	—	—
Weighted average shares of Class A and Class B common stock outstanding, diluted	126,474	95,844	97,159	93,137
Net income (loss) per share attributable to Class A and Class B common stockholders, diluted	$0.17	$0.19	$(0.19)	$0.26

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the weighted average number of potentially dilutive common stock equivalents excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	—	3,899	15,249	4,966
Restricted stock units	21	4,271	5,620	3,792
Redeemable convertible preferred stock, if converted basis	—	—	11,791	—
Convertible notes with related parties, if converted basis	—	—	1,639	—
Unvested early exercise common stock	—	—	35	—
Employee stock purchase plan	88	—	30	—
Total shares excluded from diluted net income (loss) per share	109	8,170	34,364	8,758
The CEO Performance Award is excluded from the above table because none of the market conditions had been met as of September 30, 2021.
4.Revenue Information
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Subscription	$172,525	$84,839	$424,321	$254,206
Performance-based	40,147	18,012	96,683	49,592
Total revenue	$212,672	$102,851	$521,004	$303,798
The Company recognized $20.9 million and $13.2 million of revenues during the three months ended September 30, 2021 and 2020, respectively, that was included in the deferred revenue balances as of June 30, 2021 and 2020, respectively.
The Company recognized $12.4 million and $14.5 million of revenues during the nine months ended September 30, 2021 and 2020, respectively, that was included in the deferred revenue balances as of December 31, 2020 and 2019, respectively.
As of September 30, 2021 and December 31, 2020, the Company had no contract assets outstanding.
Performance Obligations
No revenue was recognized during the three and nine months ended September 30, 2021 and 2020 from performance obligations satisfied in previous periods.
As of September 30, 2021, revenue for unsatisfied performance obligations expected to be recognized in the future is $6.0 million, which primarily relates to subscription services such as time-based job posting plans, upsell services, and resume database plans. Of this amount, the Company expects to recognize $2.0 million in the remainder of the current year and $4.0 million in the following year. Remaining performance obligations include amounts that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company only recognizes revenue at the amount to which it has the right to invoice for services performed.
5.Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued marketing	$12,225	$6,006
Accrued bonuses	9,903	11,202
Other accrued expenses	11,358	7,311
Accrued partner expenses	12,124	5,554
Accrued 401(k) contributions	2,202	2,414
Accrued commissions	6,078	3,332
Accrued non-income taxes	8,246	600
Accrued refunds and customer liabilities	4,403	2,423
Employee stock purchase plan contributions	927	—
Total accrued expenses	$67,466	$38,842

s
6.Credit Facility
In April 2021, the Company terminated its existing revolving credit agreement from September 2020 and entered into a new $250.0 million credit facility agreement with a syndicate of banks. The new credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon the Company’s Net Leverage Ratio. The Company’s Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $100.0 million, divided by the trailing twelve month of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. The Company is also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the new credit facility at a rate between 0.25% to 0.35%, depending on the Company’s Net Leverage Ratio.
The new credit facility is collateralized by security interests in substantially all of the Company’s assets and includes customary events of default such as non-payment of principal, non-payment of interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments against the Company, and a change of control. The occurrence of an event of default could result in the acceleration of the obligations under the new credit facility.
The new credit facility agreement contains customary representations, warranties, affirmative covenants, such as financial statement reporting requirements, negative covenants, and financial covenants, such as maintenance of certain net leverage ratio requirements. The negative covenants include restrictions that, among other things, restrict the Company’s ability to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions.
The Company had no amounts outstanding under the new credit facility as of September 30, 2021. The amount available under the credit facility as of September 30, 2021 was $244.2 million, which is the credit limit less letters of credit outstanding of $5.8 million.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.Convertible Notes with Related Parties
On June 22, 2020, the Company issued subordinated secured convertible promissory notes ("Convertible Notes") to related parties who were then holders of the Company’s Redeemable Convertible Preferred Stock. The Convertible Notes totaled $25.0 million and had a maturity date of June 22, 2023.
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
In April 2019, the Company was named as a defendant in a putative class action lawsuit filed by a former employee in the Los Angeles Superior Court alleging that the Company violated the Fair Credit Reporting Act as well as owed certain compensation to employees. In January 2020, the former employee filed a related representative action in the Los Angeles Superior Court under the Private Attorney General Act alleging similar claims regarding compensation owed to employees. In January 2021, the Company filed a motion for summary judgment or, in the alternative, summary adjudication, which was granted in part and denied in part. At the date these condensed consolidated financial statements were issued, the parties had agreed to settle the lawsuit for an immaterial amount and accordingly, the Company recorded a liability within accrued expenses as of September 30, 2021.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of September 30, 2021, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.
Non-income Taxes
The subject matter of non-income tax audits and their corresponding settlement agreements primarily arises from disputes on the tax treatment and tax rate applied to the sale of the Company’s products and services in various jurisdictions. The Company accrues non-income taxes that may result from

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
examinations by, or any anticipated negotiated agreements with, these tax authorities when a loss is probable and reasonably estimable. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, then the reasonably possible loss is disclosed. Due to the inherent complexity and uncertainty of these matters and judicial process in certain jurisdictions, the final outcome may be materially different from the Company’s expectations. During the three and nine months ending September 30, 2021, the Company recorded a charge of $6.8 million related to non-income taxes.

9.Common Stock and Redeemable Convertible Preferred Stock
Common stock
The Company is authorized to issue a total of 1.45 billion shares consisting of 700 million shares of Class A common stock, 700 million shares of Class B common stock, and 50 million shares of preferred stock all with a par value per share of $0.00001.
The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to twenty votes per share. The Class A and Class B common stock have the same dividend and liquidation rights. The Class B common stock converts to Class A common stock at any time at the option of the holder. Additionally, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, except for certain transfers described in the amended and restated certificate of incorporation.
In January 2021, the Company repurchased 50,000 shares of common stock from a former employee for an aggregate price of $0.5 million. The repurchased shares of common stock were retired and recorded as a reduction of Class B common stock and additional paid-in capital.
In May 2021, the Company repurchased 100,000 shares of common stock from a former employee for an aggregate price of $2.3 million. The repurchased shares of common stock were retired and recorded as a reduction of Class B common stock and additional paid-in capital.
Redeemable Convertible Preferred Stock
In April 2021, the Company amended and restated its certificate of incorporation such that the redeemable convertible preferred stock would automatically convert into shares of common stock upon the effectiveness of the Direct Listing.
On May 14, 2021, the holders of the Series A preferred stock and Series B preferred stock converted all outstanding shares of preferred stock into 24.2 million shares of Class B common stock.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10.Stock-Based Compensation
Total stock-based compensation expense is recorded in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$158	$16	$911	$58
Sales and marketing	2,999	134	15,415	559
Research and development	6,935	737	26,333	2,310
General and administrative	11,941	369	44,966	1,633
Total stock-based compensation	$22,033	$1,256	$87,625	$4,560
2014 Equity Incentive Plan
Under the amended and restated certificate of incorporation, all outstanding options to purchase common stock became options to purchase an equivalent number of shares of Class B common stock and all RSUs became RSUs for an equivalent number of shares of Class B common stock under the 2014 Equity Incentive Plan.
2021 Equity Incentive Plan
In April 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on May 14, 2021 in connection with the Direct Listing. The 2021 Plan permits the grant of incentive stock options to employees and the grant of non-qualified stock options, restricted stock, restricted stock awards, RSUs, stock appreciation rights, performance units, performance shares and stock bonus awards to the Company’s employees, directors, and consultants. Under the 2021 Plan, 10.7 million shares were initially reserved for issuance of Class A common stock. The number of shares initially reserved for issuance pursuant to awards under the 2021 Plan will be increased by (i) (a) any reserved shares not issued or subject to outstanding awards granted under the Company’s 2012 Stock Plan and 2014 Equity Incentive Plan (collectively, the “Prior Plans”) that cease to be subject to such awards by forfeiture or otherwise after the effective date, (b) shares issued under the Prior Plans before or after the effective date pursuant to the exercise of stock options that are, after the effective date, forfeited, (c) shares issued under the Prior Plans that are repurchased by the Company at the original purchase price or are otherwise forfeited, and (d) shares that are subject to stock options or other awards under the Prior Plans that are used to pay the exercise price of a stock option or withheld to satisfy the tax withholding obligations related to any award and (ii) an annual increase on January 1st of each year beginning in 2022 through 2031, by the lesser of (a) 5% of the number of shares of all classes of the Company’s common stock issue and outstanding on December 31 immediately prior to the date of increase or (b) such number of shares determined by the board of directors. As of September 30, 2021, 2.5 million RSUs and 0.1 million stock options have been issued under the 2021 Plan.
2021 Employee Stock Purchase Plan
In August 2021, the Company launched the 2021 Employee Stock Purchase Plan ("ESPP"), and the first offering period commenced on August 15, 2021 and will end on February 14, 2022. The Company has initially reserved 1.3 million shares of its Class A common stock for issuance and sale under the ESPP. On January 1 of each of year, 2022 through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of Class A common stock and shares of preferred stock of the Company (on an as converted to common stock basis) on the immediately

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
preceding December 31; provided that the board of directors or compensation committee may in its sole discretion reduce the amount of the increase in any particular year.
The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount through payroll deductions of their eligible compensation, subject to certain plan limitations. The ESPP provides for concurrent six-month offering and purchase periods beginning February 15 and August 15 of each year. On each purchase date, eligible employees can purchase the Company’s Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the offering date or (ii) the purchase date. As of September 30, 2021, no shares of Class A common stock have been issued under the ESPP.
In the three and nine months ended September 30, 2021, total stock-based compensation expense of $0.4 million was recognized related to the ESPP. As of September 30, 2021, there was $1.7 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the first offering period. As of September 30, 2021, the Company recorded a liability of $0.9 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses in the accompanying Condensed Consolidated Balance Sheets.
Stock Options
A summary of the Company’s stock option activity under the Prior Plans and the 2021 Plan (collectively, the “Plans”) is as follows (in thousands, except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2020	19,373	$2.09
Granted	254	2.00
Exercised	(8,168)	1.81
Forfeited/Canceled	(195)	4.55
Outstanding at September 30, 2021	11,264	$2.24
Exercisable at September 30, 2021	10,052	$2.03
As of September 30, 2021, total remaining stock-based compensation expense for unvested stock options is $8.3 million, which is expected to be recognized over a weighted average period of 1.4 years.
In the nine months ended September 30, 2021, there were also 115,000 options exercised related to an equity grant outside of the Plans. In April 2021, the Company approved an amendment of this grant outside of the Plans, and the amendment resulted in the vesting of an additional 50,000 options. The grantee’s remaining 100,000 unvested options were cancelled and a new grant for 32,500 RSUs was concurrently issued under the 2014 Equity Incentive Plan by the Company, which was accounted for as a stock award modification. The incremental stock-based compensation expense recorded in the three and nine months ended September 30, 2021 as a result of the modification was not material to the condensed consolidated financial statements.
Restricted Stock Units
The Company has granted RSUs to certain employees and directors of the Company. The granted RSUs vest upon the satisfaction of both a time-based service condition and a liquidity event requirement. The time-based service condition for these awards is generally satisfied over four years. The liquidity event requirement is satisfied upon the earliest to occur of a qualifying event, defined as a change of control transaction or after a set period of time following the effective date of the Company’s initial public offering pursuant to an effective registration statement under the Securities Act for the offer and sale of

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
shares by the Company. A direct listing in which the Company did not sell its equity securities would not have satisfied the liquidity event performance condition; however, on April 19, 2021, the Company’s board of directors waived the liquidity event performance condition for the 6.9 million RSUs then outstanding so those that had satisfied the service condition would vest upon the earlier of the first day of trading of the Company’s common stock on the New York Stock Exchange, or March 15, 2022. As the satisfaction of the performance condition was not probable for accounting purposes prior to the waiver, the waiver of the liquidity event performance condition resulted in the remeasurement of the modified awards at fair value on the date of the waiver, which management estimated to be $25.04 per share or approximately $172.6 million.
On April 19, 2021, the Company also granted the CEO Performance Award, which provides for a grant of 1.4 million RSUs. The CEO Performance Award consists of five vesting tranches with a vesting schedule based on achieving stock price targets ranging from $67.61 per share to $157.75 per share, which is calculated as the volume-weighted average over a 30-day trading window following the first day the Company becomes a publicly traded company, as well as satisfying certain minimum service requirements of one to five years. The award expires ten years after the grant date.

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
During the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $1.5 million and $2.1 million, respectively, related to the CEO Performance Award.
On September 21, 2021, the Company’s former Chief Operating Officer (“COO”) resigned and entered into a transition and separation agreement with the Company, where all RSUs awarded to the former COO prior to the resignation will continue to vest for a certain period of time (“Transition Period”). This agreement resulted in modifications to the RSUs and options on the date of the separation agreement. Approximately $3.8 million of stock-based compensation expense was recognized by the

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company during the three and nine months ended September 30, 2021 related to the modification of the awards, representing the incremental fair value of the awards on the date of the modification.
For all other RSUs, excluding the CEO Performance Award and modification of the COO awards, the Company recorded stock-based compensation expense of $15.8 million and $79.2 million during the three and nine months ended September 30, 2021, respectively.
A summary of the Company’s RSU activity for the nine months ended September 30, 2021 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	5,451	$5.75
Granted	5,461	22.61
Vested	(2,932)	25.08
Forfeited/Canceled	(554)	19.25
Unvested at September 30, 2021	7,426	$23.70
As of September 30, 2021, total unrecognized stock-based compensation expense for RSUs associated with the CEO Performance Award was $20.7 million, which is expected to be recognized over a weighted average period of 3.6 years. For the remaining RSUs, total unrecognized stock-based compensation expense for unvested RSUs as of September 30, 2021 was $143.6 million, which is expected to be recognized over a weighted average period of 1.6 years.
11.Income Taxes
The Company computes its provision (benefit) for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period.
For the three and nine months ended September 30, 2021, the Company recorded an income tax benefit of $4.5 million and $17.1 million, respectively. For the three and nine months ended September 30, 2020, the Company recorded income tax expense of $0.2 million and $0.5 million, respectively.
The effective tax rates for the three and nine months ended September 30, 2021 were (25)% and 50%, respectively, and the effective tax rates for the three and nine months ended September 30, 2020 were 1% and 2%, respectively.
The effective tax rate for the three and nine months ended September 30, 2021 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits relating to the exercise of non-qualified stock options and settlement of RSUs, partially offset by permanent items such as the Company’s Direct Listing costs and limitations on the amount of deductible officer compensation. The three month period also differed from the statutory rate as a result of better than anticipated earnings for the period, resulting in a reduction to the previously forecasted annual effective tax rate applied to the previous quarters non-discrete income. The effective tax rate for the three and nine months ended September 30, 2020 differed from the U.S. federal statutory tax rate of 21% primarily due to the valuation allowance maintained against net U.S. federal and state deferred tax assets.
During the fourth quarter of 2020, the Company released its full valuation allowance on its U.S. federal and state net deferred tax assets, as it was more likely than not that those deferred tax assets

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
would be realized. The Company has maintained this position for the three and nine months ended September 30, 2021.
During the nine months ended September 30, 2021, the Company continued to record reserves for the current year uncertain tax positions recognized within the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.
12.Subsequent Events
In October 2021, the Company approved the issuance of a performance-based RSU award to an employee for up to 105,000 units under the 2021 Plan. The RSU award consists of up to 15 tranches of 7,000 units each which will commence time-based vesting upon a qualified new hire who is sourced by the employee and has completed six months of tenure as an employee (the “Milestone”). Following the occurrence of each applicable Milestone for a particular tranche, 1/16 of the total number of units subject to the tranche will vest on a quarterly basis.
In October 2021, the board of directors approved a resolution which allows the Company to withhold shares for taxes for RSUs and non-qualified options, and exercises for options, at the Company’s discretion. As of September 30, 2021, the Company has not withheld any shares as part of any RSU vesting or option exercises.
In November 2021, the compensation committee of the board of directors approved a new 2021 Annual Executive Incentive Plan. Other than the CEO, whose award will be issued as RSUs, each of the Company’s plan participants is eligible to receive a bonus in the form of cash or in the form of RSUs, at the individual’s sole election. The bonus is based on achievement of certain annual 2021 revenue performance metrics established by the compensation committee of the board of directors. Elections must be made no later than December 1, 2021, and the amount of RSUs to be granted will be the bonus divided by the average closing price per share for the seven day period ending December 21, 2021. Any RSU awards will be granted under the 2021 Plan.

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
ZipRecruiter is a two-sided marketplace for work. We generate substantially all of our revenue from fees paid by employers to post jobs and access other features in our marketplace. We offer our employers flat rate pricing on terms ranging from a day to a year, or performance-based pricing, such as cost-per-click, to align with each employer’s hiring needs.
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
For the three months ended September 30, 2021, our revenue was $212.7 million and we generated a net income of $22.1 million and Adjusted EBITDA of $42.5 million. For the three months ended September 30, 2020, our revenue was $102.9 million, and we generated a net income of $23.1 million and Adjusted EBITDA of $26.7 million. For the nine months ended September 30, 2021, our revenue was $521.0 million and we generated a net loss of $17.4 million and Adjusted EBITDA of $60.7 million. For the nine months ended September 30, 2020, our revenue was $303.8 million, and we generated a net income of $33.3 million and Adjusted EBITDA of $45.9 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income (loss) to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”

KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Quarterly Paid Employers	98,456	76,867	89,810	89,636	114,705	169,191	169,535
Revenue per Paid Employer	$1,151	$1,140	$1,145	$1,276	$1,093	$1,081	$1,254

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Adjusted EBITDA	$42,465	$26,653	$60,741	$45,872
Adjusted EBITDA margin	20%	26%	12%	15%
Quarterly Paid Employers
We quantify the revenue-generating customer base as the number of Paid Employers in our marketplace. The Paid Employer metric includes all actively recruiting employers (or entities acting on behalf of employers) on a paying subscription plan or performance marketing campaign for at least one day in a given calendar quarter. Paid Employers excludes employers from our third-party sites or other indirect channels, employers who are not actively recruiting, and employers on free-trials. This group of employers excluded from our Paid Employer count does not contribute a significant amount of revenue.
In the quarter ended September 30, 2021, Quarterly Paid Employers remained relatively flat when compared to the quarter ended June 30, 2021. The elevated levels of hiring activity we saw in the quarter ended June 30, 2021 continued, driven by the strong demand from U.S. employers and a robust economy. The longstanding investments in building our brand among employers and in-period sales and marketing efforts contributed to a record number of Paid Employers participating in our marketplace during the third quarter of 2021.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the quarter ended September 30, 2021, Revenue per Paid Employer increased by 16% when compared to the quarter ended June 30, 2021 despite the Quarterly Paid Employer count remaining relatively flat in the same period. In the quarter ended June 30, 2021, we experienced a large influx of new and reactivated Paid Employers who only contributed revenue for the latter portion of such quarter. Despite quarter to quarter volatility, we expect the longstanding trend of growing Revenue per Paid Employer to continue.

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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
GAAP net income (loss)(1)	$22,060	$23,106	$(17,389)	$33,347
Stock-based compensation	22,033	1,256	87,625	4,560
Depreciation and amortization	2,464	2,303	6,999	7,344
Total other (income) expense, net	375	(199)	645	102
Income tax expense (benefit)	(4,467)	187	(17,139)	519
Adjusted EBITDA	$42,465	$26,653	$60,741	$45,872
____________
(1)GAAP net income (loss) includes one-time general and administrative expenses related to financial advisory services, accounting and legal expenses, the bonus earned by our Chief Executive Officer, and other filing costs in connection with our Direct Listing totaling $0 and $34.0 million in the three and nine months ended September 30, 2021, respectively.

The following tables present GAAP net income (loss) margin and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Revenue	$212,672	$102,851	$521,004	$303,798
Net income (loss)	22,060	23,106	(17,389)	33,347
GAAP net income (loss) margin	10%	22%	(3)%	11%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Revenue	$212,672	$102,851	$521,004	$303,798
Adjusted EBITDA	42,465	26,653	60,741	45,872
Adjusted EBITDA margin	20%	26%	12%	15%
Impact of COVID-19
COVID-19 has had, and continues to have, a significant impact on the U.S. economy and hiring. The economic recovery during the first nine months of 2021 has driven a significant and broadly distributed increase in demand for labor. In the quarter ended September 30, 2021, we delivered $212.7 million in revenue, a 107% increase compared to the quarter ended September 30, 2020, reflecting strong execution across product, marketing and operations, and the continuation of an economic recovery. We saw employers in our marketplace increase by 89% in the quarter ended September 30, 2021 versus the quarter ended September 30, 2020 as macroeconomic conditions improved and we increased our sales and marketing investments to aid in bringing on more Paid Employers.

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
Our upsell services complement or expand visibility to job posting plans and are typically sold on a subscription basis. Upsell services revenue is recognized ratably over the term of the agreement beginning on the date the upsell services are made available to the customer. Additionally, upsell services include job posting enhancements which are applied to individual job postings to provide customers with a temporary boost in the prominence of their job postings. Revenue from job posting enhancements is recognized as the customer uses the enhancements on its job postings.
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
We expect that sales and marketing expenses will increase on an absolute dollar basis and may vary from period to period as a percentage of revenue for the foreseeable future as we plan to continue to invest in sales and marketing to attract both employers and job seekers to our marketplace and to increase our brand awareness. We expect that these expenses will continue to be our largest operating expense category for the foreseeable future as we continue to expand on our sales and marketing efforts. We expect our marketing expense to continue to grow on an annual basis, but to decline as a percentage of total revenue over time.
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
We believe continued investments in research and development are important to attain our strategic objectives, and expect research and development expense to increase in absolute dollars. This expense may vary as a percentage of total revenue for the foreseeable future as we continue to invest in research and development activities related to ongoing improvements to, and maintenance of, our marketplace, expansion of our services, as well as other research and development programs, including the hiring of engineering, product development, and design employees to support these efforts. We expect our research and development expense to continue to grow, but to decline as a percentage of total revenue over time.
General and Administrative
General and administrative expense consists of personnel related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees in our executive, finance, human resource and administrative departments, and fees for third-party professional services, including consulting, legal and accounting services. General and administrative expense also consists of non-recurring costs as part of our transition to a publicly traded company and includes fees paid to our financial advisors in connection with our Direct Listing. In addition, we allocate a portion of overhead costs, such as rent, IT costs, supplies and depreciation and amortization to general and administrative expense based on headcount.
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
Interest Expense
Interest expense consists of interest costs associated with our outstanding borrowings, undrawn fees associated with our credit facility, payment-in-kind interest on our convertible notes with related parties, and amortization of issuance costs for our credit facility. Our convertible notes with related parties converted into shares of common stock in connection with the Direct Listing in May 2021.
Sublease Income
Sublease income consists of income earned from a noncancellable sublease agreement for one of our office facilities. The agreement terminated in March 2021.
Other Income (Expense), Net
Other income (expense) consists primarily of gains and losses from foreign currency exchange transactions. We have foreign currency exposure primarily related to personnel related expenses that are denominated in currencies other than the U.S. Dollar, principally the Canadian Dollar, British Pound and the Israeli New Shekel.
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States. The effective tax rate for the three and nine months ended September 30, 2020 differed from the U.S. federal statutory tax rate of 21% primarily due to the valuation allowance maintained against net U.S. federal and state deferred tax assets. As a result of our earnings in 2020 and forecasted taxable income, we released our valuation allowance against our net deferred tax assets, which resulted in an income tax benefit for 2020. For the three and nine months ended September 30, 2021, our effective tax rate of (25)% and 50%, respectively, differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits relating to the exercise of non-qualified stock options and settlement of RSUs, partially offset by other permanent items such as our Direct Listing costs and officer compensation limitations.
Results of Operations
The following table sets forth our consolidated results of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue(1)	$212,672	$102,851	$521,004	$303,798
Cost of revenue(2)	22,277	12,949	59,838	39,261
Gross profit	190,395	89,902	461,166	264,537
Operating expenses
Sales and marketing(2)	112,178	41,713	289,825	148,662
Research and development(2)	27,155	16,863	82,079	52,395
General and administrative(2)(3)	33,094	8,232	123,145	29,512
Total operating expenses	172,427	66,808	495,049	230,569
Income (loss) from operations	17,968	23,094	(33,883)	33,968
Other income (expense)
Interest expense	(221)	(179)	(696)	(825)
Sublease income	—	226	151	783
Other income (expense), net	(154)	152	(100)	(60)
Total other income (expense), net	(375)	199	(645)	(102)
Income (loss) before income taxes	17,593	23,293	(34,528)	33,866
Income tax expense (benefit)	(4,467)	187	(17,139)	519
Net income (loss)	$22,060	$23,106	$(17,389)	$33,347
____________
(1)Revenue was comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Subscription revenue	$172,525	$84,839	$424,321	$254,206
Performance-based revenue	40,147	18,012	96,683	49,592
Total revenue	$212,672	$102,851	$521,004	$303,798

(2)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$158	$16	$911	$58
Sales and marketing	2,999	134	15,415	559
Research and development	6,935	737	26,333	2,310
General and administrative	11,941	369	44,966	1,633
Total stock-based compensation	$22,033	$1,256	$87,625	$4,560
(3)Includes one-time charges related to financial advisory services, accounting and legal expenses, the bonus earned by our Chief Executive Officer, and other filing costs in connection with our Direct Listing totaling $0 and $34.0 million in the three and nine months ended September 30, 2021, respectively.

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$212,672	$102,851	$109,821	107%	$521,004	$303,798	$217,206	71%
Revenue increased $109.8 million, or 107%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Subscription revenue increased by $87.7 million, or 103%, for the same periods, which was driven by strong efforts in sales and marketing and by the recovery of the economy as employers continued to post more job opportunities within our marketplace. Performance-based revenue increased $22.1 million, or 123%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to the onboarding of new customers and increased spend from existing customers who run sophisticated recruitment marketing campaigns.
Revenue increased $217.2 million, or 71%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Subscription revenue increased by $170.1 million, or 67%, while performance-based revenue increased $47.1 million, or 95%, for the same periods. The increase is primarily due to the number of Quarterly Paid Employers who are joining our marketplace as we ramped up our marketing spend and the macroeconomic environment continued to improve.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$22,277	$12,949	$9,328	72%	$59,838	$39,261	$20,577	52%
Gross margin	90%	87%			89%	87%

Cost of revenue increased $9.3 million, or 72%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase of $3.4 million in job distribution costs from performance-based revenue, an increase of $2.5 million in credit card processing fees and an increase of $2.1 million in partner revenue share amounts. Total gross margin improved from 87% to 90% in the three months ended September 30, 2020 and September 30, 2021, respectively, and reflects our continued commitment to operational efficiencies and maintaining costs proportionate to revenue growth.
Cost of revenue increased $20.6 million, or 52%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase of $10.5 million in job distribution costs from performance-based revenue, an increase of $4.9 million in credit card processing fees and an increase of $3.8 million in partner revenue share amounts. Total gross margin improved from 87% to 89% in the nine months ended September 30, 2020 and September 30, 2021, respectively, and reflects our continued commitment to operational efficiencies and maintaining costs proportionate to revenue growth.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$112,178	$41,713	$70,465	169%	$289,825	$148,662	$141,163	95%
Percentage of revenue	53%	41%			56%	49%

Sales and marketing expenses grew $70.5 million, or 169%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily attributable to an additional $57.2 million in marketing and advertising versus the prior year period. Personnel related costs for our sales and marketing employees increased by $10.3 million, largely due to an increase in headcount. Lastly, stock-based compensation costs increased $2.9 million, primarily attributable to the ongoing stock-based compensation expense related to the vesting of RSU awards that was not applicable in the prior-year period.
Sales and marketing expenses grew $141.2 million, or 95%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an additional $116.0 million in marketing and advertising versus the prior year period. Stock-based compensation costs increased $14.9 million, primarily attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021, in addition to the ongoing stock-based compensation expense related to our RSU awards over the remaining service period. Lastly, personnel related costs for our sales and marketing employees increased by $10.9 million, largely due to an increase in headcount.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Research and development	$27,155	$16,863	$10,292	61%	$82,079	$52,395	$29,684	57%
Percentage of revenue	13%	16%			16%	17%

Research and development expenses increased $10.3 million, or 61%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to the ongoing stock-based compensation expense of $6.2 million related to the vesting of RSU awards that was not applicable in the prior-year period. Personnel related costs for our research and development employees increased by $2.7 million, primarily attributable to an increase in headcount.
Research and development expenses increased $29.7 million, or 57%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase in stock-based compensation of $23.9 million mostly attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021, in addition to the ongoing stock-based compensation expense related to our RSU awards over the remaining service period. Personnel related costs for our research and development employees increased by $4.8 million, primarily attributable to an increase in headcount.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$33,094	$8,232	$24,862	302%	$123,145	$29,512	$93,633	317%
Percentage of revenue	16%	8%			24%	10%

General and administrative expenses increased $24.9 million, or 302%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to the ongoing stock-based compensation expense of $7.8 million related to the vesting of RSU awards that was not applicable in the prior-year period, also driven by $3.8 million of stock-based compensation expense in the current period related to the modification of RSUs and options granted to our former COO. Additionally, a non-income tax expense of $6.8 million was recorded in the current period. We record non-income taxes that may result from examinations by, or any anticipated negotiated agreements with, tax authorities when a loss is probable and reasonably estimable. Lastly, personnel related expenses for our general and administrative employees increased by $1.9 million due to an increase in headcount.
General and administrative expenses increased $93.6 million, or 317%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 mostly due to an increase in stock-based compensation of $39.5 million primarily attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021, in addition to the ongoing stock-based compensation expense related to the vesting of RSU awards that was not applicable in the prior-year period, and to a lesser extent, the increase also related to the $3.8 million of stock-based compensation expense in the current period related to the modification of

RSUs and options granted to our former COO. Additionally, we incurred non-recurring fees for legal, accounting, and other costs related to the Direct Listing in the nine months ended September 30, 2021 totaling $24.0 million, of which $19.4 million was paid to our financial advisors. Also included in the increase between periods is a $10.0 million bonus paid to our CEO in connection with the Direct Listing along with an overall increase in general professional consulting fees, directors’ and officers’ insurance, and general investor marketing fees totaling $3.5 million as we incurred additional expenses as part of the transition to becoming a public company. Furthermore, we recorded a non-income tax expense of $6.8 million in the current period. We record non-income taxes that may result from examinations by, or any anticipated negotiated agreements with, tax authorities when a loss is probable and reasonably estimable. Lastly, personnel related expenses for our general and administrative employees increased by $2.9 million, primarily attributable to an increase in headcount.
Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$(375)	$199	$(574)	(288)%	$(645)	$(102)	$(543)	532%

There were immaterial fluctuations in other income (expense) for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.
Income Tax Expense (Benefit)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$(4,467)	$187	$(4,654)	*	$(17,139)	$519	$(17,658)	*
Effective tax rate	(25)%	1%			50%	2%

______________
*Percentage not meaningful.
Income tax expense decreased $4.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. For the three and nine months ended September 30, 2020, our tax expense primarily related to taxes for our foreign operations as we maintained a full valuation allowance against our federal and state deferred tax assets. We released the valuation allowance during the fourth quarter of 2020. For the three and nine months ended September 30, 2021, our effective tax rate of (25)% and 50%, respectively, differed from the U.S federal statutory rate of 21% primarily due to excess tax benefits relating to the exercise of non-qualified stock options and settlement of RSUs, partially offset by permanent items such as our Direct Listing costs and officer compensation limitations.
Liquidity and Capital Resources
As of September 30, 2021, we had cash totaling $204.9 million, and $244.2 million available in unused borrowing capacity under our current revolving credit facility. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from bank loans and convertible notes. As of September 30, 2021, we had no amounts outstanding under our revolving credit facility.

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
Current Revolving Credit Facility
In April 2021, we entered into a Credit Agreement with the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent, or the Current Revolving Line. The Current Revolving Line provides for a $250 million revolving credit facility and has a maturity date of April 30, 2026. The amount available under the Current Revolving Line is reduced by letters of credit outstanding, which relates to various leased office spaces, which was $5.8 million as of September 30, 2021.
As described in the Current Revolving Line, the credit facility bears interest at a rate based upon our Net Leverage Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $100 million, divided by the trailing twelve month of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. We are also obligated to pay other customary fees for a credit facility of this size and type, including a commitment fee on a quarterly basis based on amounts committed but unused under the Current Revolving Line at a rate between 0.25% to 0.35%, based upon our Net Leverage Ratio.
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
We have no amounts outstanding under the Current Revolving Line and are in compliance with our debt covenants as of September 30, 2021.

Convertible Notes with Related Parties
In June 2020, we issued subordinated secured convertible promissory notes, or the Convertible Notes, to related parties who were then holders of our Redeemable Convertible Preferred Stock. The Convertible Notes totaled $25 million and had a maturity date of June 22, 2023. In May 2021, the Convertible Notes converted into shares of common stock in connection with the Direct Listing and were no longer outstanding as of September 30, 2021.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020

Net cash provided by operating activities	$89,775	$56,324
Net cash used in investing activities	(11,163)	(6,049)
Net cash provided by financing activities	11,730	16,483
Net increase in cash	$90,342	$66,758
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the nine months ended September 30, 2021, cash provided by operating activities was $89.8 million resulting from our net loss of $17.4 million, adjusted by non-cash charges of $81.9 million and a net increase of $25.3 million in our operating assets and liabilities. The non-cash charges primarily resulted from $87.6 million for stock-based compensation expense, $7.0 million pertaining to amortization of intangible assets and depreciation, and $4.1 million pertaining to non-cash lease expense partially offset by $18.3 million related to the change in our deferred tax assets driven by our current year operating loss and the tax related impact of stock-based compensation. The increase in our operating assets and liabilities was primarily driven by an increase of $46.7 million in our accrued expenses and other liabilities and accounts payable as we increased our marketing spend targeted at job seekers during the nine months ended September 30, 2021, partially offset by an increase of $23.8 million in our accounts receivable associated with an increase in revenue due to the number of Quarterly Paid Employers who are joining our marketplace as we ramped up our marketing spend and the macroeconomic environment continued to improve.
For the nine months ended September 30, 2020, cash provided by operating activities was $56.3 million resulting from our net income of $33.3 million, adjusted by non-cash charges of $19.0 million and a net decrease of $3.9 million in our operating assets and liabilities. The non-cash charges primarily resulted from $7.3 million pertaining to amortization of intangible assets and depreciation, $4.6 million for stock-based compensation expense, and $4.1 million pertaining to non-cash lease expense.
Investing Activities
For the nine months ended September 30, 2021, cash used in investing activities was $11.2 million resulting from an increase in capital expenditures of $5.7 million primarily related to leasehold improvements for one of our operating leases and an increase of $5.5 million related to capitalized software development costs.

For the nine months ended September 30, 2020, cash used in investing activities was $6.0 million resulting from an increase in capitalized software development costs of $5.0 million and an increase in capital expenditures of $1.0 million to purchase property and equipment.
Financing Activities
For the nine months ended September 30, 2021, cash provided by financing activities was $11.7 million which consisted of $15.8 million of proceeds from the exercise of stock options partially offset by $2.8 million for the repurchase of common stock and $1.3 million for the payment of the issuance costs related to our Current Revolving Line.
For the nine months ended September 30, 2020, cash provided by financing activities was $16.5 million, which primarily consisted of $25.0 million in proceeds from our convertible notes with related parties, $10.0 million in proceeds from our term loan, and $1.5 million of proceeds from the exercise of stock options, partially offset by a $20.0 million repayment of our term loan. The drawdowns on our Prior Revolving Line in the nine months ended September 30, 2020 of $16.5 million were repaid in full in the same period.
Obligations and Other Commitments
See Note 11 of the audited consolidated financial statements and related notes included in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 26, 2021, or the Prospectus, for our future minimum commitments related to certain software service agreements. Through September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Our significant accounting policies are discussed in “Notes to Consolidated Financial Statements - Note 2. Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Policies” in the Prospectus. There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Prospectus, except for the estimated fair value of our market condition RSU grant for stock-based compensation and the fair value of employee stock purchase rights under the ESPP as described in Note 2 to the condensed consolidated financial statements.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our Current Revolving Line which bears a floating interest rate. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
We are exposed to fluctuations in foreign exchange risk related primarily to expenses denominated in currencies other than the U.S. Dollar, principally the Canadian Dollar, British Pound, and Israeli New Shekel. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced, and will continue to experience, fluctuations in our net income (loss) as a result of transaction gains and losses related to the remeasurement of our asset and liability balances that are denominated in currencies other than the U.S. Dollar. A hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The impact of the ongoing COVID-19 pandemic is severe and widespread, and continues to evolve. The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:
•the duration and spread of the pandemic, including any additional resurgences and/or variants;
•the timing, distribution, utilization and efficacy of COVID-19 vaccines;
•governmental, business, and individuals’ actions taken in response to the pandemic, including business closures and any shelter-in-place guidelines;
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
As the usage of our marketplace grows, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to operate our marketplace. If we cannot continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, it may adversely affect our user experience. We also rely on third-party software and infrastructure, including the infrastructure of the internet, to provide our marketplace. Any failure of or disruption to this software and infrastructure, whether intentional or malicious in nature or due to our activities of those of our vendors, could also make our marketplace unavailable to our users. If our marketplace is unavailable to our subscribers or job seekers for any period of time, our business could be adversely affected.
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
We have experienced growth in a relatively short period of time. For example, although our total revenue for the year ended December 31, 2020 was $418.1 million, reflecting a 3% decrease from the year ended December 31, 2019 primarily due to the impacts of the COVID-19 pandemic, our total revenue for the year ended December 31, 2019 was $429.6 million, representing a year-over-year growth rate of 18% over the year ended December 31, 2018. Additionally, our total revenue for nine months ended September 30, 2021 was $521.0 million, representing an increase of 71% over the $303.8 million in total revenue we recorded for the nine months ended September 30, 2020. Over time, we expect to expand our operations and personnel significantly. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems; expand, motivate, and effectively manage and train our work force; and effectively collaborate with our third-party partners. If we cannot manage our growth successfully, our business, operating results, financial condition, and ability to successfully advertise our marketplace and serve our employers and job seekers could be adversely affected.
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
Our ability to increase revenue and maintain profitability depends, in part, on widespread acceptance and utilization of our marketplace by businesses of all sizes and types. Because our customers reflect a wide variety of businesses, we face a variety of challenges, including but not limited to, pricing pressure, cost variances and marketing strategies that vary based on the business type and size, varying lengths of sales cycles, and less predictability in completing some of our sales. For example, some of our larger prospective customers may need us to provide greater levels of education regarding the use and benefits of our marketplace and services, because the prospective customer’s decision to use our marketplace and services may be a company-wide decision. We are in the nascent stages of developing the analytical tools that will allow us to determine how prospective customers can be most effectively directed within, and addressed by, our sales organizations. As a result, we may not always approach new opportunities in the most cost-effective manner or with the most appropriate resources. Developing and successfully implementing these tools will be important as we seek to efficiently capitalize on new and expanding market opportunities. In addition, because we are a relatively new company with a limited operating history when compared to some of our existing competitors, our target employers and job seekers may prefer to use offerings from more established competitors that are more tailored to their specific requirements.
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
•seasonal variations in sales of our products, which have historically been most pronounced in the fourth quarter of our fiscal year;
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
We believe that our brand is important to attracting and retaining both employers and job seekers. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, our ability to provide a compelling job marketplace, including services, features, content, and support related to our marketplace, and our ability to successfully secure, maintain, and defend our rights to use the “ZipRecruiter” mark, our logo, and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies and brand promotion activities may require substantial expenditures. Our brand could be harmed if we cannot achieve these objectives or if our public image were to be tarnished by negative publicity. Unfavorable publicity about us could diminish confidence in our marketplace and services. Such negative publicity also could have an adverse effect on the volume, engagement and loyalty of our employers and job seekers and could have an adverse effect on our business.
If we are not able to provide successful enhancements, and new products, services, and features, our business could be adversely affected.
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
Our success is directly dependent on our employers’ demands for talent. As technology continues to evolve, more tasks currently performed by people may be replaced by automation, robotics, machine learning, AI and other technological advances outside of our control. This trend poses a risk to the job posting and distribution industry as a whole, particularly in lower-skill job categories that may be more susceptible to such replacement.
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
We track certain performance metrics, including Quarterly Paid Employers and Revenue per Paid Employer, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.
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
Our ability to increase our Paid Employer base and achieve broader market acceptance of our marketplace will depend significantly on our ability to continue to expand our sales and marketing operations. We plan to expand our sales force and to dedicate significant and increasing resources to sales and marketing programs. We are expanding our sales and marketing capabilities to target additional potential Paid Employers, including some larger organizations, but there is no guarantee that we will be successful attracting and maintaining these businesses as users, and even if we are successful, these efforts may divert our resources away from and negatively impact our ability to attract and maintain our current Paid Employer base. All of these efforts will require us to invest significant financial and other resources. If we cannot find efficient ways to deploy our marketing spend or to hire, develop, and retain talented sales personnel in numbers required to maintain and support our growth, if our new sales personnel cannot achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our Paid Employer base and achieve broader market acceptance of our services could be harmed.
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
We have a history of incurring net losses. While we earned net income of $86.0 million for the year ended December 31, 2020, for the nine months ended September 30, 2021 and the years ended December 31, 2019 and 2018, we incurred net losses of $17.4 million, $6.3 million and $25.4 million, respectively. As of September 30, 2021, we had an accumulated deficit of $88.8 million. We expect to incur additional expenses in connection with legal, accounting, and other administrative expenses related to operating as a public company in addition to ongoing stock-based compensation expense related to the vesting of our RSUs. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods. As a result, we may generate losses. We cannot ensure that we will continue to achieve profitability in the future or that we can sustain profitability.
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
An increasing number of online services have also disclosed security breaches, some of which involved sophisticated and highly targeted attacks, and as our profile and name recognition increase, we may be targeted more frequently. Additionally, malware, viruses, social engineering (including business email compromise), and general hacking in our industry have become more prevalent and more complex. Further, due to the current COVID-19 pandemic, there is an increased risk that we may experience cybersecurity related incidents as a result of our employees, service providers, and third parties working remotely on less secure systems. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our third-party partners and vendors may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our or our third-party partners’ or vendors’ security or privacy or other data privacy or security incident occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business.
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
Requirements in our marketplace relating to user authentication and fraud detection are complex. If our user authentication and fraud detection measures are not effective, our marketplace may be perceived as not being secure, our reputation may be harmed, and our business may be adversely impacted. In addition, bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized or fraudulent use of another’s identity, payment information, or other information; misrepresentation of the user’s identity or skills, including using accounts that they have purchased, sold, or leased; and acquisition or use of credit or debit card details and bank account information. This conduct in our marketplace could result in any of the following, each of which could adversely impact our business:
•bad actors may use our marketplace, including our payment processing and disbursement methods, to engage in unlawful or fraudulent conduct, such as identity theft, money laundering, terrorist financing, fraudulent sale of services, bribery, breaches of security, leakage of data, piracy or misuse of software and other copyrighted or trademarked content, and other misconduct;
•we may be held liable for the unauthorized use of an account holder’s credit card or bank account number and required by card issuers or banks to return the funds at issue and pay a chargeback or return fee, and if our chargeback or return rate becomes excessive, credit card networks may also require us to pay fines or other fees and the California Department of Business Oversight may require us to hold cash reserves;
•we may be subject to additional risk and liability exposure, including for negligence, fraud, or other claims, if employees or third-party service providers fraudulently misappropriate our banking or other information or user information;
•employers and job seekers that are subjected or exposed to the unlawful or improper conduct of other employers and job seekers or other third parties, or law enforcement or administrative agencies, may seek to hold us responsible for the conduct of employers and job seekers, lose confidence in our marketplace, decrease or cease use of our marketplace, seek to obtain damages and costs, or impose fines and penalties;
•we may be subject to additional risk if employers in our marketplace cannot pay hired job seekers for services rendered, as such job seekers may seek to hold us responsible for the employers’ conduct and may lose confidence in our marketplace, decrease or cease use of our marketplace, or seek to obtain damages and costs; and
•we may suffer reputational damage as a result of the occurrence of any of the above.
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
We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, and information security. The regulatory framework for privacy and data protection worldwide is uncertain and complex, and these or other actual or alleged obligations may be interpreted and applied in ways we do not anticipate or that are inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of the data of our employers and job seekers, employees, contractors, or others, or their interpretation, or any changes regarding the manner in which the express or implied consent of employers and job seekers for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, which may be material or not cost-effective, and may limit our storage and processing of user data or develop new services and features.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in 2018, European legislators adopted the General Data Protection Regulation, or the GDPR, which imposes more stringent European Union, or EU, data protection requirements, and provides for significant penalties for noncompliance. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and may subject us to governmental investigations or enforcement actions, fines and penalties, claims, litigation, and reputational harm in connection with any European activities. Further, the United Kingdom, or the UK, has enacted the UK GDPR, which, together with the amended UK Data Protection Act 2018, or DPA, retains the GDPR in UK national law. Fines for certain breaches of the GDPR and the UK data protection regime are significant (e.g., fines for certain breaches of the GDPR or the UK GDPR are up to the greater of 20 million Euros (or 17.5 million GBP under the UK GDPR) or 4% of total global annual turnover). Additionally, the California Consumer Privacy Act, or the CCPA, which provides new data privacy rights for consumers and new operational requirements for companies, came into force in 2020, and also provides for fines for noncompliance. The costs of compliance with, and other burdens imposed by, the GDPR, the UK GDPR, the DPA and the CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat such information.
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
In order to use our marketplace, employers, job seekers, and, to a lesser extent, other third parties including advertisers, partners, and our own employees, entrust us to collect, use, and store their personal information. Our ability to leverage this information and to effectively and efficiently provide our services, including by communicating electronically and otherwise with employers and job seekers of our marketplace, is critical to our business. By way of example, our services may include the sending and receiving of emails, SMS/text messages and push notifications on mobile devices. Certain federal, state and foreign government bodies and agencies have adopted, and others are considering adopting, or may adopt in the future, laws and regulations regarding the collection, use, transfer, storage and disclosure of personal information obtained from consumers and individuals, and the conditions under which businesses may communicate with consumers and other third parties. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our employers and job seekers may limit the use of our marketplace and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Moreover, third-party gatekeepers and service providers and their interpretation and application of privacy and data protection laws, rules, regulations, and best practices, may limit, disrupt, or require alteration of our operations, service offerings, and ability to communicate with and among employers and job seekers, and may adversely affect our business.

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
Our failure or inability to protect our intellectual property rights, or claims by others that we are infringing upon or unlawfully using their intellectual property, could diminish the value of our brand and weaken our competitive position, and adversely affect our business, financial condition, operating results, and prospects.
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
We entered into a Credit Agreement with the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent, in April 2021, which provides for a $250.0 million secured revolving line of credit. The revolving credit facility contains various restrictive covenants, including, among other things, net leverage ratio requirements, and restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to the agreement, we granted the lenders thereto a security interest in substantially all of our assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.
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

Negotiating these transactions can be time consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, dilute our corporate culture, subject us to additional liabilities, increase our expenses, and adversely impact our business, financial condition, operating results, and cash flows. We may not successfully evaluate or use the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, each of which could affect our financial condition, result in dilution to our stockholders or increase our fixed obligations.
We may require additional capital to support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, and may result in stockholder dilution.
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. However, we intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, including the need to promote and enhance our marketplace, develop new products and services, enhance our operating infrastructure, and potentially to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. Our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition, and operating results. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our Class A common stock could suffer significant dilution, and any new shares we issue could have rights, preferences, and privileges superior to those of our Class A common stock. Additionally, a substantial number of shares of our common stock are available for future sale pursuant to stock options, RSUs or issuance pursuant to our equity incentive plans and employee stock purchase plan. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
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
Furthermore, the stock market has recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies and financial services and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes, or international currency fluctuations, may negatively impact the market price of our Class A common stock. These fluctuations may be even more pronounced in the trading market for our Class A common stock following the recent listing of our Class A common stock on the New York Stock Exchange as a result of the supply and demand forces described above. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
The dual class structure of our common stock concentrates voting control with those stockholders who held our capital stock prior to our listing, including our directors, executive officers, and 5%

stockholders. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Ian Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain permitted transfers, including certain transfers to family members, trusts solely for the benefit of the stockholder or their family members, affiliates under common control with the stockholder, and partnerships, corporations, and other entities exclusively owned by the stockholder or their family members, in each case as fully described in our amended and restated certificate of incorporation. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
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
Provisions in our amended and restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a merger, acquisition, or other change of control of our company that the stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, our amended and restated certificate of incorporation and restated bylaws include provisions that:
•provide that our board of directors will be classified into three classes of directors with staggered three-year terms;

•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and restated bylaws, including provisions relating to the classified board, the size of the board, removal of directors, special meetings, actions by written consent, and designation of our preferred stock;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that only the chairman of our board of directors, our chief executive officer, our lead independent director, or a majority of our board of directors will be authorized to call a special meeting of stockholders;
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
Our amended and restated certificate of incorporation and our restated bylaws contain exclusive forum provisions for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our restated bylaws provide that the U.S. federal district courts will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities will be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation or restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation.	8-K	001-40406	3.1	5/17/2021
3.2	Restated Bylaws.	8-K	001-40406	3.2	5/17/2021
4.1	Form of Class A common stock certificate.	S-1	333-255488	4.1	4/23/2021
4.2	Form of Class B common stock certificate.	S-8	333-256155	4.6	5/14/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated April 22, 2021, by and between ZipRecruiter, Inc. and certain security holders.	S-1	333-255488	4.2	4/23/2021
10.1	2021 Employee Stock Purchase Plan Sub-Plan for Israeli Participants.	8-K	001-40406	99.1	9/22/2021
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.	X

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on November 12, 2021.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer

By:	/s/ David Travers
David Travers
Chief Financial Officer