Form 10-K
period 2021-12-31
ZIPRECRUITER, INC.
filed 2022-03-03
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-40406

ZIPRECRUITER, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2976158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
ZipRecruiter, Inc.
604 Arizona Avenue
Santa Monica, CA 90401
(877) 252-1062
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, $0.00001 par value per share	ZIP	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, was $866.5 million (based on the closing price for the shares of the registrant’s common stock as reported by the New York Stock Exchange on June 30, 2021). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 88,685,272 shares of Class A common stock outstanding and 30,166,016 shares of Class B common stock outstanding as of February 24, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2022. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations, except as required by law.
You should read this Annual Report on Form 10-K with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.
As used herein, “ZipRecruiter,” “the Company,” we,” “us,” “our,” and similar terms include ZipRecruiter, Inc. and its subsidiaries, unless the context indicates otherwise.
SUMMARY OF RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” later in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:
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
•Significant segments of the market for job advertisement services may have hiring needs and service preferences that are subject to greater volatility than the overall economy.
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
•Our indebtedness could adversely affect our liquidity and financial condition.
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

Part I
Item 1. Business

Overview
The job market remains painfully inefficient. Job seekers are required to navigate on their own in order to find the right jobs to apply to, usually across multiple sites and without effective tools for monitoring new opportunities. Employers in turn are overwhelmed by the complexity of modern recruiting given the abundance of job boards, search engines, and social networks to source talent from. Neither side is an expert at their role. Neither side enjoys the process.
ZipRecruiter is a two-sided marketplace for work that simplifies the job market for both job seekers and employers. Unlike traditional online job sites, ZipRecruiter works like a matchmaker curating job opportunities for job seekers, and candidates for employers.
Our Mission. To actively connect people to their next great opportunity.
Creating Value for Job Seekers. For job seekers across all industries and levels of seniority, we operate like a dedicated recruiter. That means presenting strong fit job opportunities, proactively pitching potential candidates to employers and providing job seekers with updates on the status of their applications. This makes job seekers feel supported while searching for work.
Creating Value for Employers. For employers, we focus on building technology to rapidly deliver quality candidates to companies of all sizes and across all industries. Our algorithms alert strong-fit job seekers in our marketplace when a job is posted. We also present high quality candidates to employers whom we believe will be a Great Match for their jobs, and allow these employers to invite those candidates to apply.
Unique Data and Artificial Intelligence Provide Better Outcomes for Employers and Job Seekers. With a relevant data pipeline created from billions of interactions between job seekers and employers, we are uniquely positioned to harness that data to fuel the advanced artificial intelligence behind our matching, recommendation and marketplace optimization capabilities. Through our deep learning-based natural language processing, we understand job seekers’ and employers’ nuanced needs. We model and analyze clicks, applications, hiring signals and numerous other interactions to improve outcomes for all participants in our marketplace. Our advanced technology stack processes the data generated by our highly engaged user base to continuously improve our matching.
Accelerating Network Effects. Increasing the number of jobs in our marketplace attracts more job seekers. A greater number of job seekers attracts more employers who in turn post more job opportunities in our marketplace. These natural, self-perpetuating network effects increase our data and thereby accelerate the rate at which our matching technology gets smarter over time.
Compelling Financial Results. The combination of the scale on both sides of our marketplace, our efficient go-to-market strategy and intelligent use of technology has resulted in compelling financial results. For the year ended December 31, 2020, our revenue was $418.1 million and we generated net income of $86.0 million and Adjusted EBITDA of $80.1 million. For the year ended December 31, 2021, our revenue was $741.1 million and we generated net income of $3.6 million and Adjusted EBITDA of $108.3 million. Adjusted EBITDA is a financial measure not presented in accordance with generally accepted accounting principles, or GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of net income (loss) to Adjusted EBITDA, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics and Non-GAAP Financial Measures.”

What We Do
We enable work by connecting job seekers and employers in our marketplace.
How We Work for Employers
Our technology delivers high-quality matches to our employers immediately after a job goes live and provides tools to streamline the candidate selection process.
Quality Candidates Fast
•Job distribution. Jobs posted on ZipRecruiter are distributed to well over 1,000 sites managed by our Job Distribution Partners. Job Distribution Partners are third-party sites who have a relationship with us and advertise jobs from our marketplace, and include job boards, newspaper classifieds, search engines, social networks, talent communities and resume services. The diversity and depth of our partner network enables employers to reach an especially broad job seeker audience.
•Instant alerts to qualified potential candidates. When employers post a job, ZipRecruiter’s matching technology immediately identifies and sends an alert to strong-fit job seekers in our marketplace.
•Direct recruitment messages from the employer. Immediately after a job is posted, ZipRecruiter’s matching technology presents the employer with a list of the best potential candidates in the market. The employer can then, with a single click, personally invite the most qualified potential candidates to apply. These recruitment messages directly from the employer drive the highest rated candidates ever delivered through ZipRecruiter.
•Matching that learns. When an employer gives an applicant a “thumbs up” rating, our technology searches for other job seekers with similar profiles to that candidate and proactively encourages them to apply. Our matching will continue to improve over time as we collect more data and our technology applies the learnings embedded in the data.
•Access to an expansive database of job seekers. We provide employers the ability to search through our database of job seekers who have broad skill sets and a range of experiences.
Efficient Candidate Vetting
•All the applicants in one place. For employers who do not already have an established process to manage hiring, job applicants from all these different sites are captured inside the ZipRecruiter Applicant Tracking System, or ATS. Our ATS centralizes and simplifies the decision-making process. Inside this system, hiring teams can review, rate and ultimately decide which candidate to hire. For employers already using certain third-party ATSs, we seamlessly populate candidates into their existing workflow.
•Great Matches. Our technology labels candidates identified as a Great Match to help hiring managers avoid missing high quality candidates.
•In-demand candidate alerts. We apply an “Act Fast!” label to notify employers when their candidates have received interest from other employers, encouraging them to reach out quickly. In a tight, competitive market for top-quality talent, these notifications prompt hiring managers to move quickly to avoid losing out on a potentially great hire.
Flexible Pricing
•Flexible pricing based on customer needs. We provide a variety of pricing plans to best suit an employer’s specific needs, including flat rate pricing on terms typically ranging from a day to a year, as well as performance-based pricing for employers that run sophisticated recruitment marketing campaigns.
How We Work for Job Seekers
For job seekers, we make finding work easier.
Process Efficiency
•Search millions of jobs in one place. ZipRecruiter provides job seekers with access to millions of jobs from all over the internet. Job seekers can filter this vast array of opportunities by using numerous criteria to find the handful of best potential matches on our website or in our mobile app.
•Simple, one-click applications. On ZipRecruiter, job seekers create a profile and can then apply for certain opportunities with a single click. Our one-click application works across both our marketplace and certain Job Distribution Partners to remove barriers between a job seeker and their next opportunity. This is particularly useful for job seekers on mobile devices where a resume can’t be easily created or uploaded.
•Job application tracking. Job seekers typically apply to numerous opportunities throughout the course of their search. Our simple, user-friendly dashboard aggregates their application history so job seekers can track opportunities they have reviewed or applied to.
Personalized Recruiter Assistance
•“Phil,” your personal (automated) recruiter. Our automated recruiter “Phil” welcomes job seekers to our marketplace and engages with them throughout their onboarding and job seeking journeys. Through Phil, job seekers are presented with curated opportunities for which they might be a Great Match. Phil provides positive, personalized messages to candidates, inviting them to apply for new open positions. Through repeated interaction throughout the ZipRecruiter job seeker experience, Phil learns about each job seeker and is able to deliver better matches and recommendations.
•Pitched to employers as a potential candidate. After a new job is posted, ZipRecruiter’s matching technology immediately presents strong-fit in-market job seekers to the employer for consideration. Employers can then directly invite the job seekers they like best to apply. Candidates receive inbound requests from interested employers before applying or even actively searching. While job seekers typically do not like the process of applying to jobs, the feeling of affirmation from being recruited to a particular job drives greater engagement.
•Job alerts. ZipRecruiter delivers a digest of relevant new opportunities from across the web on a daily basis, enabling job seekers to monitor the full breadth of our marketplace offerings.
•Application updates. Our technology notifies job seekers when an employer either views their application or gives them a “thumbs up” rating. This addresses the #1 complaint we hear from job seekers: applying to a job and then hearing nothing back.

Our Strengths
Our core competitive advantages that have been critical to our success include:
•Large and unique set of jobs. Our technology brings jobs listed directly in our marketplace as well as those from our Job Acquisition Partners together. Job Acquisition Partners are third-party sites and ATSs who have a relationship with us and from whom we receive jobs for our marketplace. ZipRecruiter was the original source for millions of these jobs in 2021, which means a job seeker’s search is incomplete unless they access our marketplace.
•Engaged job seeker community. Over 35 million Active Job Seekers1 engaged in the ZipRecruiter marketplace in 2021. Those job seekers come to us directly and through our network of well over 1,000 sites managed by our Job Distribution Partners.
•Powerful artificial intelligence powered technology. Our technology captures insights from billions of user interactions facilitated by our marketplace, driving meaningful increases in the quality of matches we can enable over time. We do this by leveraging our software to ingest and analyze candidate behavior, including resume data, searches, and certifications, to find the most relevant jobs for each candidate on the ZipRecruiter network.
•Designed for simplicity and speed. We thrive on taking unnecessarily complex processes and simplifying them. This product design philosophy permeates our entire company. We focus on continually making ZipRecruiter faster and simpler for employers and job seekers to use.
•Metrics-driven culture. We are a metrics and data-driven company. We are disciplined about setting quantitative operating goals and then finding innovative ways to achieve those goals.
•Powerful network effects. The scale of matching activity in our marketplace provides us with a unique and growing data set consisting of billions of signals which help drive superior matching. More jobs, more job seekers and better matching technology over time create more high-velocity hiring activity in our marketplace, fueling a self-perpetuating cycle of network effects.
•Our brand. Since our founding, we have invested to build the ZipRecruiter brand to over 80% aided brand awareness among U.S. employers.
Our Competition
Hiring is a vast, competitive, and highly fragmented market. We compete in varying degrees with other online job sites including CareerBuilder, Craigslist, Glassdoor, Indeed, LinkedIn, Monster and hundreds of others.
Competition for Employers
Employers have a range of options when posting job opportunities. We compete to attract and retain employers to advertise their jobs in our marketplace. We compete for employers based on several factors including the pricing and features of our offerings, the speed of receiving great candidates, the size of our job seeker community, the simplicity of our user experience, and our trusted brand. We believe that our employers are able to cost-effectively attract the right job seekers in our marketplace compared to other online recruiting sites due to the combination of the strength of our job seeker community and our proven matching technology that continues to get smarter over time.
1 “Active Job Seeker” means a job seeker who, within a specified period, takes one or more of the following actions: (1) makes at least one visit to a ZipRecruiter-hosted site, (2) launches a ZipRecruiter job seeker iOS mobile application, or (3) opens a ZipRecruiter-hosted engagement email. For purposes of counting Active Job Seekers, we count only unique users who are registered with ZipRecruiter as jobseekers and who have previously visited a ZipRecruiter-hosted site at least once. Activity by users not registered with ZipRecruiter, registered users who are logged out of their job seeker account, or users who have opened an email alert generated by sign-ups with a ZipRecruiter partner will not contribute toward the Active Job Seeker metric.

Competition for Job Seekers
Job seekers have a variety of choices when searching for their next great job opportunity. We compete for job seekers on many fronts, including our ability to surface unique and attractive jobs, our ability to simplify the search process, the transparent feedback job seekers receive on the status of their applications, and our trusted brand. Our marketplace is free to job seekers. We believe our offering to job seekers compares favorably to alternatives due to the combination of our large and unique pool of job opportunities, and the personalized job seeker experience facilitated by our AI-powered personal recruiter named Phil.
Our Employees and Human Capital Resources
As of December 31, 2021, we employed over 1,150 individuals across the United States, the United Kingdom, Canada and Israel. We also engage independent contractors and consultants. We have efficiently operated and adapted as a remote workforce since the beginning of 2020; however, we maintain office spaces for in-person work in Santa Monica, California, Phoenix, Arizona and Tel Aviv, Israel. Collectively, we view the team at ZipRecruiter as our greatest asset, and we take great pride in having been recognized by companies such as Comparably and Built In for various awards including “Best Company Culture” and “Best Place to Work,” to name a few.
Several aspects of how we operate our business have been critical to building our team:
•We use ZipRecruiter. We utilize the power of the marketplace we have built to connect to our next great employees.
•We foster an entrepreneurial culture of safety and innovation. We believe a safe, professional environment empowers people to take risks and be their best selves. Our employees are encouraged to champion great ideas, embrace innovative approaches and use data to advocate for their point of view.
•We embrace diversity & inclusion, or D&I: We believe our company is strengthened by a culture that embraces diversity and inclusion. Our employee-led and executive-sponsored Diversity & Inclusion Council drives initiatives around training, recruiting, people analytics and our highly-active Employee Resource Groups. Our commitment to D&I is aligned with our mission to actively connect people from all backgrounds to their next opportunity.
•We reward high performance. We focus on attracting and retaining results-oriented employees who are passionate about our mission. We use a variety of compensation tools to recruit, retain and reward employees whose achievements exceed our high expectations.
•We are committed to our employees’ career development. We invest in our people so that ZipRecruiter is not just a great place to work, but also a great place to advance and grow a rewarding career. In 2021, we increased our investment in leadership development programs and other learning initiatives.
Our Technology
Our research and development efforts are focused on delivering great products through data driven systems, machine learning technology, and robust infrastructure to ensure that our marketplace is sophisticated, low latency, resilient, and available to our users at all times.
Our research and development organization is built around small, cross functional development teams, arranged in larger divisions. These development teams foster greater agility, which enables us to develop new, innovative product features as well as iterate quickly on new capabilities and optimizations. Our development teams design, build and continue to expand our ATS, mobile apps, data processing and analysis pipelines, marketplace functionality, search and matching, email and messaging, and third-party product integrations as well as the software infrastructure that supports best practices such as high frequency deployment, orchestrating containers, and leveraging open-source technologies. Our systems are currently operated entirely on cloud services.
We have engineers, product managers and data scientists, primarily located in Santa Monica, California and Tel Aviv, Israel. We intend to continue to invest in our technology capabilities as we further build out a category-defining marketplace for job seekers and employers.
Regulatory Matters
We are subject to many varying laws and regulations in the United States, Canada, the European Union, the United Kingdom and throughout the world, including those related to privacy, data protection, content regulation, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, health and safety, employment and labor, product liability, accessibility, competition, and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm or require us to change our current or future business and operations. In addition, it is possible that certain governments may seek to block or limit our products and services or otherwise impose other restrictions that may affect the accessibility or usability of any or all of our products and services for an extended period of time or indefinitely.
Data Privacy and Security Laws
We are subject to various federal, state and international laws and regulations relating to the privacy and security of consumer, customer and employee personal information. These laws often require companies to implement specific information security controls to protect certain types of data (such as personal data, “special categories of personal data” or health data), and/or impose specific requirements relating to the collection or processing of such data.
In the United States, the Federal Trade Commission, or the FTC, the Department of Commerce, and various states continue to call for greater regulation of the collection of personal data, as well as restrictions for certain targeted advertising practices. Section 5(a) of the FTC Act empowers the agency to enforce against “unfair or deceptive acts or practices in or affecting commerce,” and the FTC has used this authority extensively to hold businesses to fair and transparent privacy and security standards. Numerous states have also enacted or are proposing legislation to enact state-level data privacy laws and regulations governing the collection, use, and processing of state residents’ personal information. For example, the California Consumer Privacy Act, or CCPA, came into force in California in 2020. The CCPA established a new privacy framework for covered businesses such as ours, created new privacy rights for consumers residing in the state, and required us to modify our data processing practices and policies and incur compliance related costs and expenses. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, or CPRA, which further expands the CCPA with additional data privacy compliance requirements and rights of California consumers effective January 1, 2023, and establishes a regulatory agency dedicated to enforcing those requirements. Virginia and Colorado each have enacted a new privacy law that creates new privacy rights for consumers residing in those states and new obligations for businesses operating in those states, including obligations relating to data minimization, processing of sensitive information, and targeted advertising practices. The Virginia Consumer Data Protection Act and the Colorado Privacy Act take effect January 1, 2023 and July 1, 2023, respectively.
In Canada, the federal Personal Information Protection and Electronic Documents Act, or PIPEDA, sets forth ten principles that are designed to protect the personal information of individuals in Canada, and places obligations on companies that process personal information. PIPEDA applies to organizations that collect, use or disclose personal information in the course of commercial activities, where such activities take place within a Canadian province that does not otherwise have “substantially similar” legislation. Alberta, British Columbia and Québec are the only provinces that have enacted comprehensive private sector privacy statutes that have each been deemed “substantially similar” to PIPEDA. As such, PIPEDA will not apply to commercial organizations operating within Alberta, British

Columbia and Québec, although the data protection obligations throughout Canada are substantially the same.
In the European Union, the General Data Protection Regulation, or the GDPR, became effective on May 25, 2018. The GDPR is intended to create a single legal framework in relation to the collection, control, processing, sharing, disclosure and other use of data relating to an identifiable living individual that applies across all EU member states. However, the GDPR allows for derogations where EU member states can deviate from the requirements in their own legislation, including for example, introducing measures that apply in specific situations and implementing rules regarding legal basis of processing. It is therefore likely that we will need to comply with these local regulations in addition to the GDPR, where we operate or provide services in those EU member state jurisdictions. Local supervisory authorities are able to impose fines for non-compliance and have the power to carry out audits, require companies to cease or change processing, request information, and obtain access to premises. The GDPR created more stringent operational requirements for processors and controllers of personal data, including, for example, granting new rights for data subjects as well as enhancing existing rights, requiring enhanced disclosures to data subjects about how personal data is processed (including information about the profiling of individuals and automated individual decision-making), records of processing activities, limiting retention periods of personal data, requiring mandatory data breach notification to data protection regulators or supervisory authorities (and in certain cases, to the affected individuals), and requiring additional policies and procedures to comply with the accountability principle under the GDPR.
In the United Kingdom, the UK Data Protection Act 2018, is the UK’s implementation of the GDPR, which also became effective on May 25, 2018. However, the UK left the EU on January 31, 2020 and entered a transition period, which ended on December 31, 2020. As a result of Brexit, we now have compliance obligations under the EU’s GDPR and the UK’s GDPR. The European Commission adopted a decision on the UK’s adequacy under the GDPR in June 2021, meaning that that most data can continue to flow from the European Economic Area, or EEA, to the UK without the need for additional safeguards.
In any event, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to the transfer of personal data outside the EEA and the UK. Recent legal developments in the EEA and the UK have created complexity and uncertainty regarding transfers of personal information from the EEA and the UK to “third countries,” especially the United States. For example, in July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield Framework (a mechanism for the transfer of personal information from the EEA to the United States). The CJEU also made clear that reliance on standard contractual clauses (another mechanism for the transfer of personal data outside the EEA) alone may not be sufficient in all circumstances. We currently rely on standard contractual clauses and these changes, coupled with additional enforcement on data transfers by EU data protection authorities, are therefore continuing to require us to review and update our current compliance approach (including review of new and existing data processors and subprocessors), and may result in additional compliance costs or the inability to transfer personal data outside of the EEA and/or the United Kingdom.
We are also subject to evolving EU and UK privacy laws on cookies and e-marketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements in the digital advertising ecosystem. In addition, the current national laws that implement the e-Privacy Directive are highly likely to be replaced by an EU regulation known as the e-Privacy Regulation, which will significantly increase fines for non-compliance. The text of the e-Privacy Regulation is still under development, and recent EU regulatory guidance and court decisions have created uncertainty about the level to which such laws and regulations will be enforced, which may require us to review our compliance approach and increase compliance costs. Informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology.

Similarly, other jurisdictions are instituting privacy and data security laws, rules, and regulations, or may do so in the future, which could increase our risk and compliance costs.
Intellectual Property
We rely on a combination of trademarks and trade secrets, as well as contractual provisions and restrictions, to protect our intellectual property.
As of December 31, 2021, we owned three U.S. and 20 international trademark registrations for the mark ZIPRECRUITER. We also own one pending trademark application, and numerous domain names, including www.ziprecruiter.com.
We rely primarily on trade secrets and confidential information to develop and maintain our competitive position. We seek to protect our trade secrets and confidential information through a variety of methods, including confidentiality agreements with employees, third parties, and others who may have access to our proprietary information. We also require employees to sign invention assignment agreements with respect to inventions arising from their employment, and strictly control access to our proprietary technology.
Corporate Information
We were incorporated in 2010 as ZipRecruiter, Inc., a Delaware corporation. Our website address is www.ziprecruiter.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K or any other report or document we file with the Securities and Exchange Commission, or SEC.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, before making a decision to invest in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline, and you could lose part or all of your investment.
Risk Related to Our Business
Operational Risks
We face intense competition and could lose market share to our competitors, which could adversely affect our business, operating results, and financial condition.
We face intense competition from many well-established online job sites such as CareerBuilder, Craigslist, Glassdoor, Indeed, LinkedIn and Monster and may face additional competition from newer entrants such as Google or Facebook. Many of our existing and potential competitors are considerably larger or more established than we are and have larger workforces and more substantial marketing and financial resources. Price competition for job marketplaces such as ours is likely to remain high, which could limit our ability to maintain or increase our market share, subscriber base, revenue and/or profitability.
Many of our larger competitors have long-standing relationships or access to employers, including our Paid Employers2, as well as those whom we may wish to pursue. Some employers may be hesitant to
2 “Paid Employer(s)” means any employer(s) (or entities acting on behalf of an employer) on a paying subscription plan or performance marketing campaign for at least one day. Paid Employer(s) excludes employers from our Job Distribution Partners or other indirect channels, employers who are not actively searching for candidates, but otherwise have access to previously posted jobs, and employers on free trial.

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

•the distribution, utilization and efficacy of COVID-19 vaccines;
•governmental, business, and individuals’ actions taken in response to the pandemic, including business closures and any shelter-in-place guidelines;
•the impact of the pandemic on national and global economic activity, unemployment levels, and capital and financial markets, including the possibility of a national or global recession;
•the impact of the pandemic on the financial circumstances and employment needs of our employers and job seekers, including vaccine mandates and supply chain constraints;
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
Our business depends on the overall demand for labor and on the economic health of current and prospective employers and job seekers that use our marketplace. Demand for recruiting and hiring services is significantly affected by the general level of economic activity and employment in the United States and the other countries in which we operate. Any significant weakening of the economy in the United States or the global economy, increased unemployment, reduced credit availability, reduced business confidence and activity, decreased government spending, economic uncertainty, financial turmoil affecting the banking system or financial markets, trade wars and higher tariffs, changes in interest rates, inflation in the cost of goods and services including labor, and other adverse economic or market conditions may adversely impact our business and operating results. Significant swings in economic activity historically have had a disproportionately negative impact on hiring activity and related efforts to find candidates. In addition, as a result of the adverse impact of the COVID-19 pandemic on economic activity, many employers have significantly decreased the number of candidates they are hiring, implemented hiring freezes or were forced to cease operations entirely, each of which has resulted in a decrease in the number of job seekers and Paid Employers in our marketplace. We may also experience more pricing pressure during periods of economic downturn.
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
Substantially all of our revenue is generated by our business operations in the United States. Prior to the COVID-19 pandemic, the United States had largely experienced positive economic and employment trends since our founding in 2010 and therefore we do not have a significant operating history in periods of weak economic environments and cannot predict how our business will perform in such periods. Any significant economic downturn in the United States or other countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.
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
As the usage of our marketplace grows, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to operate our marketplace. If we cannot continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, it may adversely affect our user experience. We also rely on third-party software and infrastructure, including the infrastructure of the internet, to provide our marketplace. Any failure of or disruption to this software and infrastructure, whether intentional or malicious in nature or due to our activities or those of our vendors, could also make our marketplace unavailable to our users. If our marketplace is unavailable to our subscribers or job seekers for any period of time, our business could be adversely affected.
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
We have experienced growth in a relatively short period of time. For example, our total revenue for the year ended December 31, 2021 was $741.1 million, representing an increase of 77% over the $418.1 million in total revenue we recorded for the year ended December 31, 2020. Additionally, although our total revenue for the year ended December 31, 2020 was $418.1 million, reflecting a 3% decrease from the year ended December 31, 2019 primarily due to the impacts of the COVID-19 pandemic, our total revenue for the year ended December 31, 2019 was $429.6 million, representing a year-over-year growth rate of 18% over the year ended December 31, 2018. Over time, we expect to expand our operations and personnel significantly. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems; expand, motivate, and effectively manage and train our workforce; and effectively collaborate with our third-party partners. If we cannot manage our growth successfully, our business, operating results, financial condition, and ability to successfully advertise our marketplace and serve our employers and job seekers could be adversely affected.
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

Significant segments of the market for job advertisement services may have hiring needs and service preferences that are subject to greater volatility than the overall economy.
The employers in the United States’ private sector are diverse across a number of business characteristics, including company size, geography, and industry, among other factors. Hiring activity may vary significantly among businesses with different characteristics and accordingly, any concentration we may have among businesses with certain characteristics may subject us to high volatility in our financial results. Smaller businesses, for example, typically have less persistent hiring needs and may experience greater volatility in their need for job advertisement services and preferences among providers of such services. Along with a relatively shorter sales cycle, smaller businesses may be more likely to change platforms based on short-term differences in perceived price, value, service level, or other factors. Difficulty in acquiring and/or retaining these employers may adversely affect our operating results.
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
Our future success also depends on our continuing ability to attract, train, and retain highly skilled personnel, including software engineers and sales personnel. We face intense competition for qualified personnel from numerous software and other technology companies. This competition for highly skilled personnel is especially intense in the regions where we have significant operations, and we may incur significant costs to attract and retain them. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. We may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. In addition, as a result of the current tight labor market, we may experience increased difficulty in hiring and retaining, or increased costs in attracting and retaining, highly skilled personnel, or we may lose new employees to our competitors or other technology companies at a greater rate. To the extent we move into new geographies, we would need to attract and recruit skilled personnel in those areas. Moreover, uncertainty arising from economy-wide shifts toward remote work could negatively impact our ability to recruit or retain talent, particularly in light of our workforce historically being concentrated largely in the Los Angeles and Phoenix metropolitan areas. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or equity awards declines, it may adversely affect our ability to retain highly skilled employees. If we cannot attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected.
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
Artificial intelligence, or AI, is enabled by or integrated into some of our marketplace and is a significant element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems or elsewhere could impair the acceptance of AI solutions and could result in burdensome new regulations that may limit our ability to use existing or new AI technologies. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. In addition, it is possible that certain governments may seek to regulate, limit, or block the use of AI in our products and services or otherwise impose other restrictions that may affect or impair the usability or efficiency of any or all of our products and services for an extended period of time or indefinitely.
The forecasts of growth of online recruitment may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, we cannot assure you that our business will grow at a similar rate, if at all.
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not ultimately be accurate and are not under our control. The forecasts relating to the expected growth of the online recruitment market may prove to be inaccurate. Even if the market experiences the growth we forecast, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Annual Report on Form 10-K should not be taken as indicative of our future growth.

The growth of our marketplace depends in part on the success of our strategic relationships with our Job Distribution Partners and Job Acquisition Partners.
To grow our business and the number of job seekers and employers in our marketplace, we anticipate that we will continue to depend, in part, on relationships with Job Distribution Partners and Job Acquisition Partners. Job Distribution Partners are third-party sites who have a relationship with us and advertise jobs from our marketplace, and includes job boards, newspaper classifieds, search engines, social networks, talent communities and resume services, while Job Acquisition Partners are third-party sites and ATSs who have a relationship with us and from whom we receive jobs for our marketplace. Our competitors may be effective in providing incentives to these job boards and other similar third parties to favor their products or services or to prevent or reduce engagement with our marketplace. In addition, acquisitions of the Job Distribution Partners and Job Acquisition Partners that we partner with by our competitors could reduce the number of our current and potential employers and job seekers as well as the number of job postings accessible by our marketplace. We cannot guarantee that the Job Distribution Partners and Job Acquisition Partners with which we have strategic relationships will continue to offer the services for which we rely on them, devote the resources necessary to expand our reach, or support an increased number of employers and job seekers and associated use cases. Further, some of our Job Distribution Partners and Job Acquisition Partners offer, or could offer, competing products and services or also work with our competitors. They may also choose to develop alternative products and services in addition to, or in lieu of, our marketplace, either on their own or in collaboration with others, including our competitors.
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
We derive substantially all of our revenue from sales of products and services related to the distribution of job advertisements to job seekers across the internet. As such, any factor adversely affecting the sale of these products and services, including market acceptance, product competition, performance and reliability, reputation, price competition, intellectual property claims, legal or regulatory restrictions, and economic and market conditions, could harm our business and operating results.
Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our user base and achieve broader market acceptance of our services.
Our ability to increase our Paid Employer base and achieve broader market acceptance of our marketplace will depend significantly on our ability to continue to expand our sales and marketing operations. We plan to continue to expand our sales force and to dedicate significant and increasing resources to sales and marketing programs. We are expanding our sales and marketing capabilities to target additional potential Paid Employers, including some larger organizations, but there is no guarantee that we will be successful attracting and maintaining these businesses as users, and even if we are successful, these efforts may divert our resources away from and negatively impact our ability to attract and maintain our current Paid Employer base. All of these efforts will require us to invest significant financial and other resources. If we cannot find efficient ways to deploy our marketing spend or to hire, develop, and retain talented sales personnel in numbers required to maintain and support our growth, if our new sales personnel cannot achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our Paid Employer base and achieve broader market acceptance of our services could be harmed.
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
We have a history of incurring net losses. While we earned net income of $3.6 million and $86.0 million for the years ended December 31, 2021, and 2020, respectively, for the year ended December 31, 2019, we incurred a net loss of $6.3 million. As of December 31, 2021, we had an accumulated deficit of $67.8 million. We expect to incur additional expenses in connection with legal, accounting, and other administrative expenses related to operating as a public company in addition to ongoing stock-based compensation expense. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods. As a result, we may generate losses. We cannot ensure that we will continue to achieve profitability in the future or that we can sustain profitability.
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
Additionally, there is no guarantee that employers and job seekers will use our mobile apps rather than competing marketplaces. We are dependent on the interoperability of our mobile apps with popular third-party mobile operating systems such as Apple's iOS and Google's Android, and their placement in popular app stores like the Apple App Store and Google Play Store, and any changes in such systems that degrade our apps’ functionality or give preferential treatment or app store placement to competitive apps could adversely affect the access and usage of our apps on mobile devices. If it is more difficult for employers and job seekers to access and use our apps on their mobile devices, our growth and engagement levels could be harmed.
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
Our business involves the storage, processing, and transmission of proprietary, confidential, and personal information as well as the use of third-party partners and vendors who also store, process, and transmit such user information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. We have previously experienced multiple data security incidents involving the unauthorized access to personal information of job seekers utilizing our services (including their resumes) as well as affecting our business clients’ accounts, some of which have required us to notify affected individuals and/or regulators. Although upon detection of these security incidents we immediately investigate them and have taken steps to reinforce our security practices and enhance our security monitoring and controls, there are no assurances that other data security incidents will not occur in the future. These incidents and any future data security breach, such as a hacking or phishing attack, or other data privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our users’ data; the loss, corruption, or alteration of this data; interruptions in our operations; or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, other potential liability, and reputational harm.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in 2018, European legislators adopted the General Data Protection Regulation, or the GDPR, which imposes more stringent European Union, or EU, data protection requirements, and provides for significant penalties for noncompliance. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will continue to be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and may subject us to governmental investigations or enforcement actions, fines and penalties, claims, litigation, and reputational harm in connection with any European activities. Further, the United Kingdom, or the UK, has enacted the UK GDPR, which, together with the amended UK Data Protection Act 2018, or DPA, retains the GDPR in UK national law. Fines for certain breaches of the GDPR and the UK data protection regime are significant (e.g., fines for certain breaches of the GDPR or the UK GDPR are up to the greater of 20 million Euros (or 17.5 million GBP under the UK GDPR) or 4% of total global annual turnover). Additionally, the California Consumer Privacy Act, or the CCPA, which afforded new data privacy rights for consumers and new operational requirements for companies, came into force in 2020, and also provides for fines for noncompliance. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, or CPRA, which further expands the CCPA with additional data privacy compliance requirements and rights of California consumers effective January 1, 2023, and establishes a regulatory agency dedicated to enforcing those requirements. In addition, Virginia and Colorado each have enacted a new privacy law, which take effect January 1, 2023 and July 1, 2023, respectively, and U.S. states have continued to introduce new legislation in 2022. The costs of compliance with, and other burdens imposed by, the GDPR, the UK GDPR, the DPA, the CCPA, and others may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat, process, or store such information.
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
Regulators continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures that we use to verify the identity of our users and to monitor our marketplace for potential illegal activity. In addition, any policies and procedures that we implement to comply with OFAC regulations may not be effective, including in preventing users from using our services within the OFAC-sanctioned countries of North Korea, Syria, Cuba, and Iran, and the Crimea region of Ukraine, or additional countries or regions that may be included from time-to-time. Given the technical limitations in developing controls to prevent, among other things, the ability of users to publish in our marketplace false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States that may not be in compliance with the economic sanctions regulations administered by OFAC.
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
In order to use our marketplace, employers, job seekers, and, to a lesser extent, other third parties including advertisers, partners, and our own employees, entrust us to collect, use, and store their personal information. Our ability to leverage this information and to effectively and efficiently provide our services, including by communicating electronically and otherwise with employers and job seekers of our marketplace, is critical to our business. By way of example, our services may include the sending and receiving of emails, SMS/text messages, in-platform messages, and push notifications on mobile devices. Certain federal, state and foreign government bodies and agencies have adopted, and others are considering adopting, or may adopt in the future, laws and regulations regarding the collection, use, transfer, storage and disclosure of personal information obtained from consumers, customers, employees, and other individuals, and the conditions under which businesses may communicate with such individuals and other third parties. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our employers and job seekers may limit the use of our marketplace and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Moreover, third-party gatekeepers and service providers and their interpretation and application of privacy and data protection laws, rules, regulations, and best practices, may limit, disrupt, or require alteration of our operations, service offerings, and ability to communicate with and among employers and job seekers, and may adversely affect our business.
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
Our indebtedness could adversely affect our liquidity and financial condition.
We had $550.0 million of indebtedness (excluding intercompany indebtedness) and $244.2 million available under our revolving credit facility as of January 31, 2022. Our indebtedness could have important consequences, including:
•making it more difficult for us to satisfy our debt obligations;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•requiring a portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•increasing our vulnerability to adverse changes in general economic, industry and competitive conditions; and
•increasing our cost of borrowing.
In addition, the credit agreement that governs our revolving credit facility and the indenture governing the $550.0 million aggregate principal amount of Senior Notes due 2030, or the Notes, that we issued in January 2022 contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default under the credit agreement that governs our revolving credit facility or the indenture governing the Notes which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.
We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and results of operations, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on, among other things, the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.
Further, the credit agreement governing our revolving credit facility contains, and any future credit facility or other debt instrument may contain, provisions that will restrict our ability to dispose of assets and use the proceeds from any such disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
If we cannot make the scheduled payments on our debt, we will be in default and, as a result, the lenders under our revolving credit facility and the holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under our revolving credit facility could terminate their commitments to loan money and foreclose against the assets securing the borrowings under such credit facility, and we could be forced into bankruptcy or liquidation, which could result in an adverse impact to your investment in our company.
Covenants in our debt agreements may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely impacted.

We entered into a Credit Agreement with the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent, in April 2021, which provides for a $250.0 million secured revolving line of credit. We also entered into an indenture in January 2022, which governs the Notes. The revolving credit facility and the indenture that governs the Notes contain various restrictive covenants, including, among other things, net leverage ratio requirements, and restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to the credit agreement, we granted the lenders thereto a security interest in substantially all of our assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.
Our ability to meet these restrictive covenants can be impacted by events beyond our control and we may be unable to do so. Our credit agreement and the indenture governing the Notes provide that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, the lender could elect to declare all amounts outstanding under its debt agreements to be immediately due and payable, and holders of the Notes could declare all outstanding principal and interest to be due and payable. In addition, the lender would have the right to proceed against the assets we provided as collateral pursuant to the credit agreement. If the debt under our credit agreement or the Notes were to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay such debts, which would have an immediate adverse effect on our business, liquidity, and financial condition.
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
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. However, we intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, including the need to promote and enhance our marketplace, develop new products and services, enhance our operating infrastructure, and potentially to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. Our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition, and operating results. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our Class A common stock could suffer significant dilution, and any new shares we issue could have rights, preferences, and privileges superior to those of our Class A common stock. Additionally, a substantial number of shares of our common stock are available for future sale pursuant to stock options, restricted stock units, or RSUs, or issuance pursuant to our equity incentive plans and employee stock purchase plan. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
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
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We will be required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ending December 31, 2022. We have not identified any material weaknesses in our internal control over financial reporting during 2019, 2020 and 2021. However, to maintain and, if required, improve our disclosure controls and procedures, and internal control over financial reporting to meet the standards of the Sarbanes-Oxley Act, additional and potentially significant resources and management oversight may be required.
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
Technology stocks have historically experienced high levels of volatility. The price of our Class A common stock also could be subject to wide fluctuations in response to the risk factors described in this Annual Report on Form 10-K and others beyond our control, including:
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (2) the last day of the fiscal year following the fifth anniversary of the date of the effectiveness of the registration statement; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (4) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC. For so long as we remain an emerging growth company, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies,” including:
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
Moreover, Section 203 of the Delaware General Corporate Law, or DGCL, may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock. See the section titled “Description of Capital Stock” in the Prospectus for additional information. In addition, under the indenture governing the Notes, if certain “change of control” events occur, each holder of Notes may require us to repurchase all of such holder’s Notes at a purchase price equal to 101% of the principal amount of such Notes. Additionally, our revolving credit facility provides for an event of default upon the occurrence of certain specified “change of control” events.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters are located in Santa Monica, California, where we currently lease approximately 60,000 square feet under agreements that expire in 2023 and 2025. We also lease facilities in Arizona, and Israel. We intend to procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.
Item 3. Legal Proceedings
Refer to the disclosure under the heading “Legal Matters” in Note 11 “Commitments and Contingencies” to our consolidated financial statements included in this report for legal proceedings. From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock is listed on the New York Stock Exchange under the ticker symbol “ZIP”. There is no separate public trading market for our Class B common stock, which is convertible share for share at any time into Class A common stock.
Holders of Record
As of February 24, 2022, the approximate number of Class A and Class B common shareholders of record was 1,149 and 4, respectively. A substantially greater number of ZipRecruiter common shareholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that for the foreseeable future, we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, our credit agreement contains restrictions on our ability to pay cash dividends on our capital stock.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our Class A common stock since May 26, 2021 (the date our Class A common stock commenced trading on the NYSE) relative to the cumulative total returns of the NYSE and the Standard & Poor’s Internet Select Industry Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on May 26, 2021, and its relative performance is tracked through December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” and “Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
OVERVIEW
Our Mission is to actively connect people to their next great opportunity.
ZipRecruiter is a two-sided marketplace for work. We generate substantially all of our revenue from fees paid by employers to post jobs and access other features in our marketplace. We offer our employers flat rate pricing on terms typically ranging from a day to a year, or performance-based pricing, such as cost-per-click, to align with each employer’s hiring needs.
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
We plan to continue to invest aggressively in our marketplace to drive growth for the foreseeable future. We have made significant investments in our business to expand our employer and job seeker footprints, increase their engagement and enhance our datasets and machine learning.
For the year ended December 31, 2021, our revenue was $741.1 million and we generated net income of $3.6 million and Adjusted EBITDA of $108.3 million. For the year ended December 31, 2020, our revenue was $418.1 million, and we generated net income of $86.0 million and Adjusted EBITDA of $80.1 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income (loss) to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”

KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Quarterly Paid Employers	98,456	76,867	89,810	89,636	114,705	169,191	169,535	147,081
Revenue per Paid Employer	$1,151	$1,140	$1,145	$1,276	$1,093	$1,081	$1,254	$1,497

	Year Ended December 31,
	2021	2020
	(in thousands, except percentages)
Adjusted EBITDA	$108,329	$80,133
Adjusted EBITDA margin	15%	19%
Quarterly Paid Employers
We quantify the revenue-generating customer base as the number of Paid Employers in our marketplace. The Quarterly Paid Employer metric includes all actively recruiting employers (or entities acting on behalf of employers) on a paying subscription plan or performance marketing campaign for at least one day in a given calendar quarter. Paid Employers excludes employers from our third-party sites or other indirect channels, employers who are not actively recruiting and employers on free-trials. This group of employers excluded from our Paid Employer count does not contribute a significant amount of revenue.
In the year ended December 31, 2021, Quarterly Paid Employers increased when compared to the year ended December 31, 2020. The elevated levels of hiring activity we saw throughout the year ended December 31, 2021 were driven by the strong demand from U.S. employers entering and returning to our marketplace, and a robust and recovering economy. The longstanding investments in building our brand among employers and sales and marketing efforts contributed to a record number of Paid Employers participating in our marketplace during 2021.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the year ended December 31, 2021, Revenue per Paid Employer increased by 17% when compared to the year ended December 31, 2020. We experienced a large influx of new and reactivated Paid Employers during the first and second quarters of 2021. Periods in which we have a large influx of new and reactivated Paid Employers generally result in downward pressure on Revenue per Paid Employer as these Paid Employers only contribute revenue for a portion of such a quarter. As these Paid Employers use our marketplace and see positive results, many will choose to list more job postings in our marketplace. Paid Employers also increasingly use enhancement products and services to increase their job postings’ visibility and reach, generating additional revenue for ZipRecruiter.

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as our net income (loss) before total other (income) expense, net, income tax expense (benefit), and depreciation and amortization, adjusted to eliminate stock-based compensation expense. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
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
The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
GAAP net income (1)	$3,600	$86,048
Stock-based compensation	107,258	5,752
Depreciation and amortization	9,463	9,949
Total other expense, net	884	95
Income tax benefit	(12,876)	(21,711)
Adjusted EBITDA	$108,329	$80,133
____________
(1)GAAP net income includes one-time general and administrative expenses related to financial advisory services, accounting and legal expenses, the bonus earned by our Chief Executive Officer, and other filing costs in connection with the direct listing of our Class A common stock on the New York Stock Exchange, or Direct Listing, totaling $34.0 million and $0 in the years ended December 31, 2021 and 2020, respectively.

The following tables present GAAP net income margin and Adjusted EBITDA margin for each of the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands, except percentages)
Revenue	$741,141	$418,142
Net income	3,600	86,048
GAAP net income margin	—%	21%

	Year Ended December 31,
	2021	2020
	(in thousands, except percentages)
Revenue	$741,141	$418,142
Adjusted EBITDA	108,329	80,133
Adjusted EBITDA margin	15%	19%
FACTORS AFFECTING OUR PERFORMANCE
We believe that the growth and future success of our business depends on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth, improve our results of operations and maintain or increase profitability.
Attract More Employers
Our ability to maintain and grow an expansive universe of employers and job opportunities in our marketplace is critical to our business’s future. We acquire new employers primarily through marketing programs and our sales teams.
Our ability to cost effectively attract both employers and job seekers is critical to our success. Given that our marketplace remains free for job seekers, employers’ spending funds our continued investment in matching technology. The majority of our marketing efforts to date have been toward reaching employers. Our investment over the last several years in employer-specific marketing has driven a significant increase in brand awareness. Our aided brand awareness among employers has grown to over 80% as of January 2022. We believe scaling our brand has a positive impact on our ability to attract both employers and job seekers to our marketplace. We plan to continue to invest in the sales and marketing channels that we believe will drive further brand awareness and preference amongst both employers and job seekers. We are focused on the effectiveness of our sales and marketing spend and will continue to be disciplined in how we measure and re-invest in growing both sides of our marketplace.
Most of the employers in our marketplace use our self-serve tools to gain access to our marketplace and do not require a salesperson to help them initially onboard and begin using ZipRecruiter. Other employers have more sophisticated needs or require greater assistance from our sales team. As a result, despite our expectation that our sales team will continue to use technology to become more efficient over time, we expect to grow our sales team significantly over several years in order to be able to cover every business that requires individualized assistance with their hiring needs.
Create More Value for Employers
While our marketplace serves a wide variety of employers, all employers benefit from finding the right candidate quickly. We actively measure when an employer rates a Great Match candidate with a “thumbs up” as a means of monitoring our matching quality. Despite a tight labor market, we delivered 55% more Great Match applications who received a “thumbs up” from employers in the year ended December 31, 2021 compared to the year ended December 31, 2020.
Average Monthly Revenue per Paid Employer by Employer Cohort Start Year
Satisfied employers continue to expand their relationship with us in terms of additional jobs and tenure in our marketplace. Those with recurring hiring needs remain active in our marketplace over time and tend to increase their spend each year, posting additional jobs and purchasing job enhancement products. We saw increased Revenue per Paid Employer across every annual Cohort (Paid Employers acquired during a particular year) in 2021. For example, Average Monthly Revenue per Paid Employer in our 2020 Cohort grew from $378 to nearly $800, an 111% increase compared to the prior year.
Additionally, we have seen an increase in Year 1 Average Monthly Revenue per Paid Employer in each calendar year shown above, which we believe is attributable to improvements in our marketplace over the years and our customers willing to spend more with us. Year 1 Average Monthly Revenue per Paid Employer among our 2021 Cohort is nearly 4 times that of the 2015 Cohort.
Attract More Job Seekers
For job seekers, we operate like a personal recruiter, presenting potential candidates to employers before they have applied. Phil, our AI-powered personal recruiter, engages job seekers on their journey and provides technology that makes their job search and application process more efficient. Our ability to cost effectively grow the number of job seekers and increase their engagement in our marketplace is critical to strengthen our marketplace. We compete for job seekers on many fronts, including our ability to surface unique and attractive jobs, our ability to simplify the hiring process, the transparent feedback job seekers receive on the status of their applications and our trusted brand. We believe our offering to job seekers compares favorably versus alternatives due to the combination of our large and unique set of jobs to choose from, plus our proven matching technology that continues to get smarter over time. In 2021 alone we engaged with over 35 million Active Job Seekers. Historically, we have largely focused our marketing spend on employers, and despite being the highest rated job seeker app on iOS and Android3, we are not yet the most well-known. In 2021, we began investing in media campaigns focused on job seeker acquisition and engagement. We are focused on becoming top of mind for job seekers by increasing our brand awareness.
3 Based on job seeker app ratings, Jan 2021 to Jan 2022 from AppFollow for ZipRecruiter, CareerBuilder, Glassdoor, Indeed, LinkedIn, and Monster.

We will continue to invest in growing the number of job seekers in our marketplace that are either actively or passively open to evaluating new opportunities through a variety of acquisition strategies.
Investments in Technology
The technology that drives high quality matches between our job seekers and employers remains a significant investment priority. We are continuously improving our data science models, leveraging the billions of interactions taking place in our marketplace to drive meaningful improvements in the quality of matches we share with our users. Our continued improvement of the technology underpinning our marketplace and product experience is paramount to our user experience, driving our ability to attract and retain employers and job seekers, improve the rate at which we make Great Matches and generate revenue. As such, we will continue to invest in our technology to continue to evolve our marketplace to provide improved experiences and impact for both employers and job seekers.
We have invested in research and development to improve our matching technology and deliver a high-quality experience to employers and job seekers. In 2021 and 2020, we spent $110.5 million and $69.4 million, or 15% and 17% of total revenue, respectively, on research and development. We believe the return on these investments will create operating leverage over time while continuing to drive top-line growth.
Seasonality
Our business is seasonal, reflecting typical behavior in hiring markets. Hiring activity tends to decelerate in the fourth quarter. In 2019, for example, sequential revenue growth was 13% and 4% for the quarters ended June 30 and September 30, respectively. Sequential growth decelerated to 0% in the quarter ended December 31, 2019.
The COVID-19 pandemic interrupted the patterns we typically see in our quarterly seasonality. In 2020, we experienced a decrease in sequential revenue of 23% in the quarter ended June 30, 2020 as a result of the pandemic, but saw consecutive quarters of revenue growth of 17% and 11% in the third and fourth quarters of 2020, respectively, as employers started to return to and join our marketplace. In 2021, we saw sequential revenue growth in each quarter. However, growth from third to fourth quarter decelerated to 4%, reflecting more typical seasonal patterns.
Impact of COVID-19
COVID-19 has had, and continues to have, a significant impact on the U.S. economy and hiring. The economic recovery during the twelve months of 2021 has driven a significant and broadly distributed increase in demand for labor. In the year ended December 31, 2021, we delivered $741.1 million in revenue, a 77% increase compared to the year ended December 31, 2020, reflecting strong execution across product, marketing and operations, and the continuation of an economic recovery. We saw employers in our marketplace increase by 64% in the quarter ended December 31, 2021 versus the quarter ended December 31, 2020 as macroeconomic conditions improved and we increased our sales and marketing investments to aid in bringing on more Paid Employers.

Components of Our Results of Operations
Revenue
We generate revenue primarily from fees paid by employers to post and distribute jobs in our marketplace, as well as multiple sites managed by Job Distribution Partners, which are third-party sites who have a relationship with us and advertise from our marketplace, and include job boards, newspaper classifieds, search engines, social networks, talent communities and resume services.

Our subscription revenue consists of time-based job posting plans, upsells which complement or expand visibility and prominence to job posting plans and resume database plans.
We offer job posting plans with terms typically ranging from a day to a year on a flat rate subscription basis to access our marketplace, where customers may create and manage job postings and review incoming candidate applications. We recognize revenue ratably over the subscription period beginning on the date the subscription service is made available to the customer. Our nonrefundable subscriptions are typically subject to renewal at the end of the subscription term.
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
Cost of Revenue and Gross Profit
Cost of Revenue
Cost of revenue consists of third-party hosting, credit card processing fees, personnel related costs (including salaries, bonuses, benefits, and stock-based compensation) for customer support employees, partner revenue share amounts, job distribution costs from performance-based revenue, and amortization of capitalized software costs associated with our marketplace technology to provide services for our customers. In addition, we allocate a portion of overhead costs, such as rent, IT costs, supplies and depreciation and amortization, to cost of revenue based on headcount.
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
Costs and Operating Expenses
Sales and Marketing
Sales and marketing expense consists of personnel related costs (including salaries, sales commissions, bonuses, benefits, and stock-based compensation) for our sales and marketing employees, marketing activities, and related allocated overhead costs. Marketing activities include advertising, online lead generation, customer and industry events, and candidate acquisition. We allocate a portion of overhead costs, such as rent, IT costs, supplies and depreciation and amortization, to sales and marketing expense based on headcount.
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
Research and Development
Research and development expense consists of personnel related costs (including salaries, bonuses, benefits, and stock-based compensation) for our research and development employees, amortization of capitalized software costs associated with the development of the databases supporting our marketplace, and the cost of certain third-party service providers. We allocate a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to research and development expense based on headcount. Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred.
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
General and Administrative
General and administrative expense consists of personnel related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees in our executive, finance, human resource and administrative departments, and fees for third-party professional services, including consulting, legal and accounting services. General and administrative expense also consists of non-recurring costs as part of our transition to a publicly traded company and includes fees paid to our financial advisors in connection with our Direct Listing. In addition, we allocate a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to general and administrative expense based on headcount.
We expect to continue to invest in corporate infrastructure and incur additional expenses associated with transitioning to and operating as a public company, including expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and higher expenses for investor relations costs, professional services, and director and officer insurance.
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
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States. For the year ended December 31, 2020, our effective tax rate of (34)% differed from the U.S. federal statutory tax rate of 21% primarily due to the release of a valuation allowance previously maintained against net U.S. federal and state deferred tax assets. As a result of our earnings in 2020 and forecasted taxable income, we released our valuation allowance against our net deferred tax assets, which resulted in an income tax benefit for 2020. For the year ended December 31, 2021, our effective tax rate of 139% differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits relating to the exercise of stock-based compensation, partially offset by other permanent items such as our Direct Listing costs and officer compensation limitations.
Results of Operations
A discussion regarding our financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2020 compared to fiscal year 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our prospectus filed on May 26, 2021 pursuant to Rule 424(b)(4) dated May 14, 2021, under the Securities Act relating to the Registration Statement on Form S-1, as amended (File No. 333-255488), which is available free of charge on the SEC’s website at http://www.sec.gov.

The following table sets forth our consolidated results of operations for each of the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Revenue(1)	$741,141	$418,142
Cost of revenue(2)	79,614	54,163
Gross profit	661,527	363,979
Operating expenses
Sales and marketing(2)	410,665	191,141
Research and development(2)	110,470	69,408
General and administrative(2)(3)	148,784	38,998
Total operating expenses	669,919	299,547
Income (loss) from operations	(8,392)	64,432
Other income (expense)
Interest expense	(916)	(1,037)
Sublease income	151	1,051
Other income (expense), net	(119)	(109)
Total other income (expense), net	(884)	(95)
Income (loss) before income taxes	(9,276)	64,337
Income tax expense (benefit)	(12,876)	(21,711)
Net income	$3,600	$86,048
____________
(1)Revenue is comprised as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Subscription revenue	$600,090	$346,781
Performance-based revenue	141,051	71,361
Total revenue	$741,141	$418,142
(2)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cost of revenue	$1,093	$73
Sales and marketing	17,865	704
Research and development	34,230	3,050
General and administrative	54,070	1,925
Total stock-based compensation	$107,258	$5,752
(3)Includes one-time charges related to financial advisory services, accounting and legal expenses, the bonus earned by our Chief Executive Officer, and other filing costs in connection with our Direct Listing totaling $34.0 million and $0 in the years ended December 31, 2021 and 2020, respectively.

Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$741,141	$418,142	$322,999	77%
Revenue increased $323.0 million, or 77%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Subscription revenue increased by $253.3 million, or 73%, while performance-based revenue increased $69.7 million, or 98%, for the same period. The increase in subscription revenue was primarily due to the number of Quarterly Paid Employers in our marketplace as we ramped up our marketing spend and the macroeconomic environment continued to improve from the economic downturn caused by the COVID pandemic. The increase in performance-based revenue was primarily due to the onboarding of new customers who run sophisticated recruitment marketing campaigns in addition to increased budgets as employers' hiring needs ramped up as the economy continued to recover.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$79,614	$54,163	$25,451	47%
Gross margin	89%	87%
Cost of revenue increased $25.5 million, or 47%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to an increase of $8.9 million in job distribution costs from performance-based revenue, an increase of $7.0 million in credit card processing fees and an increase of $6.0 million in partner revenue share amounts. Total gross margin improved from 87% to 89% in the years ended December 31, 2020 and December 31, 2021, respectively, and reflects our continued commitment to operational efficiencies and maintaining costs proportionate to revenue growth.
Sales and Marketing

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$410,665	$191,141	$219,524	115%
Percentage of revenue	55%	46%

Sales and marketing expenses grew $219.5 million, or 115%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an additional $182.3 million in marketing and advertising versus the prior-year period. Personnel related costs for our sales and marketing employees increased by $20.0 million, largely due to an increase in headcount. Stock-based compensation costs increased $17.2 million, primarily attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021, in addition to the ongoing stock-based compensation expense related to our RSU awards over the remaining service period.

Research and Development

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Research and development	$110,470	$69,408	$41,062	59%
Percentage of revenue	15%	17%

Research and development expenses increased $41.1 million, or 59%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in stock-based compensation of $31.0 million mostly attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021, in addition to the ongoing stock-based compensation expense related to our RSU awards over the remaining service period. Personnel related costs for our research and development employees increased by $8.7 million, primarily attributable to an increase in headcount.
General and Administrative

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$148,784	$38,998	$109,786	282%
Percentage of revenue	20%	9%

General and administrative expenses increased $109.8 million, or 282%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in stock-based compensation of $47.9 million attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021, in addition to the ongoing stock-based compensation expense related to the vesting of RSU awards that was not applicable in the prior-year period, and to a lesser extent, the increase also related to the $4.2 million of stock-based compensation expense in the current period related to the modification of RSUs and options granted to a former executive. Additionally, we incurred non-recurring fees for legal, accounting, and other costs related to the Direct Listing for the year ended December 31, 2021 totaling $24.0 million, of which $19.4 million was paid to our financial advisors. An additional $10.0 million bonus was paid to our CEO in connection with the Direct Listing. An overall increase in general professional consulting fees, directors’ and officers’ insurance and general investor marketing fees totaling $3.5 million was incurred as part of the transition to becoming a public company. Furthermore, we recorded a non-income tax expense of $8.7 million in the year ended December 31, 2021. We record non-income taxes that may result from examinations by, or any anticipated negotiated agreements with, tax authorities when a loss is probable and reasonably estimable. Lastly, personnel related expenses for our general and administrative employees increased by $5.2 million, primarily attributable to an increase in headcount.
Other Income (Expense), Net

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$(884)	$(95)	$(789)	831%

There were immaterial fluctuations in other income (expense) for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Income Tax Expense (Benefit)

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$(12,876)	$(21,711)	$8,835	(41)%
Effective tax rate	139%	(34)%

For the year ended December 31, 2021, our tax benefit reduced by $8.8 million as compared to the year ended December 31, 2020. Our effective tax rate in December 31, 2021 and 2020 was 139% and (34)%, respectively. Our effective tax rate for the year ended December 31, 2021 differed from the U.S federal statutory rate of 21% primarily due to excess tax benefits relating to the exercise of stock-based compensation, partially offset by permanent book-tax differences such as limitations on the deductibility of executive compensation and one time expenses related to our Direct Listing. Our effective tax rate for the year ended December 31, 2020 differed from the U.S federal statutory rate of 21% primarily due the one-time release of a valuation allowance against deferred tax assets.
Liquidity and Capital Resources
As of December 31, 2021, we had cash totaling $254.6 million and $244.2 million available in unused borrowing capacity under our Current Revolving Line (as defined below). We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from bank loans and convertible notes. As of December 31, 2021, we had no amounts outstanding under our Current Revolving Line.
Subsequent to December 31, 2021, in January 2022, we completed the previously announced private offering of $550.0 million aggregate principal amount of Senior Notes due 2030, or the Notes. The Notes mature on January 15, 2030 and bear interest at a rate of 5% per year. We intend to use the net proceeds from the offering for general corporate purposes, which may include capital expenditures, investments, and working capital. We believe that these funds will further enhance our financial flexibility and liquidity. The Notes are described in more detail in Note 16 “Subsequent Events” to our consolidated financial statements in this Annual Report on Form 10-K.
We believe our existing cash, cash flow from operations, and amounts available for borrowing under our Current Revolving Line will be sufficient to meet our working capital requirements for at least the next twelve months. To the extent existing cash, cash from operations, and amounts available for borrowing are insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital could adversely affect our ability to achieve our business objectives.
Prior Revolving Credit Facility
We previously entered into a loan and security agreement with a financial institution that provided for a revolving credit facility, or the Prior Revolving Line. Our Prior Revolving Line terminated on April 30, 2021 when we entered into a new credit facility as described below.

Current Revolving Credit Facility
In April 2021, we entered into a Credit Agreement with a syndicate of banks, or the Credit Agreement. The Credit Agreement provides for a $250.0 million revolving credit facility, or the Current Revolving Line, and has a maturity date of April 30, 2026. The amount available under the Current Revolving Line is reduced by letters of credit outstanding, which totaled $5.8 million as of December 31, 2021. The letters of credit outstanding relate to various leased office spaces.
The Current Revolving Line bears interest at a rate based upon our Net Leverage Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $100.0 million, divided by the trailing twelve month of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. We are also obligated to pay other customary fees for a credit facility of this size and type, including a commitment fee on a quarterly basis based on amounts committed but unused under the revolving credit facility at a rate between 0.25% to 0.35%, based upon our Net Leverage Ratio.
The Current Revolving Line is collateralized by security interests in substantially all of our assets. The Current Revolving Line includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments against us, and a change of control. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement.
The Credit Agreement contains customary representations, warranties, affirmative covenants, such as financial statement reporting requirements, negative covenants, and financial covenants, such as maintenance of certain net leverage ratio requirements, applicable to us. The negative covenants include restrictions that, among other things, restrict our and our subsidiaries’ ability to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions.
On November 19, 2021, we entered into an amendment to the Credit Agreement with a syndicate of banks and the lenders named therein, to amend certain other provisions under the Credit Agreement relating to how letters of credit denominated in currencies other than U.S. Dollars are valued under the Credit Agreement.
We have no amounts outstanding under the Current Revolving Line and are in compliance with our debt covenants as of December 31, 2021.
On January 10, 2022, we entered into a second amendment to the Credit Agreement, or the Second Amendment, with a syndicate of banks and the lenders named therein. The Second Amendment increases the maximum amount of liquidity (including cash and permitted investments) that may be netted against our total indebtedness from $100.0 million to $550.0 million for purposes of calculating our total net leverage ratio under the Credit Agreement.
Convertible Notes with Related Parties
In June 2020, we issued subordinated secured convertible promissory notes, or the Convertible Notes, to related parties who were then holders of our Redeemable Convertible Preferred Stock. The Convertible Notes totaled $25.0 million and had a maturity date of June 22, 2023. In May 2021, the Convertible Notes converted into shares of common stock in connection with the Direct Listing and were no longer outstanding as of December 31, 2021.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020

Net cash provided by operating activities	$144,136	$88,013
Net cash used in investing activities	(13,336)	(7,373)
Net cash provided by (used in) financing activities	9,282	(1,630)
Net increase in cash	$140,082	$79,010
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the year ended December 31, 2021, cash provided by operating activities was $144.1 million resulting from our net income of $3.6 million, adjusted by non-cash charges of $109.2 million and a net increase of $31.4 million in our operating assets and liabilities. The non-cash charges primarily resulted from $107.3 million for stock-based compensation expense, $9.5 million pertaining to amortization of intangible assets and depreciation, and $5.4 million pertaining to non-cash lease expense, partially offset by $14.9 million related to the change in our deferred tax assets primarily driven by current year pretax losses and the tax related impact of stock-based compensation. The increase in our operating assets and liabilities was primarily driven by an increase of $56.6 million in our accrued expenses and other liabilities and accounts payable as we increased our marketing spend during the year ended December 31, 2021, partially offset by an increase of $22.4 million in our accounts receivable associated with an increase in revenue due to the number of Quarterly Paid Employers compared to the prior year.
For the year ended December 31, 2020, cash provided by operating activities was $88.0 million resulting from our net income of $86.0 million, adjusted by non-cash charges of $1.9 million and a net decrease of $0.1 million in our operating assets and liabilities. The non-cash charges primarily resulted from $9.9 million pertaining to amortization of intangible assets and depreciation, $5.8 million for stock-based compensation expense, $5.6 million pertaining to non-cash lease expense, and $3.2 million related to provision for bad debts, partially offset by $22.9 million related to the change of our deferred tax assets driven by the release of our domestic valuation allowance.
Investing Activities
For the year ended December 31, 2021, cash used in investing activities was $13.3 million resulting from an increase of $7.3 million related to capitalized software development costs and an increase in capital expenditures of $6.1 million primarily related to leasehold improvements for one of our operating leases.
For the year ended December 31, 2020, cash used in investing activities was $7.4 million resulting from an increase in capitalized software development costs of $6.0 million and an increase in capital expenditures of $1.4 million to purchase property and equipment.
Financing Activities
For the year ended December 31, 2021, cash provided by financing activities was $9.3 million which consisted of $18.5 million of proceeds from the exercise of stock options partially offset by $5.2 million for the net settlement of taxes on restricted stock units, $2.8 million for the repurchase of common stock, and $1.3 million for the payment of the issuance costs related to our new credit facility.

For the year ended December 31, 2020, cash used in financing activities was $1.6 million, which primarily consisted of $19.0 million for the repurchase of common stock from some of the founders, and $10.0 million of net repayment on our term loan, partially offset by net proceeds of $25.0 million in proceeds from our convertible notes with related parties, and $2.4 million of proceeds from the exercise of stock options.
Obligations and Other Commitments
See Note 11 of the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for our future minimum commitments related to certain software service agreements. Through December 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are both the most important to the portrayal of our net assets and results of operations and require difficult, subjective, or complex judgments. We often need to make estimates about the effect of matters that are inherently uncertain and these estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances.
Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on financial condition or operating performance is material.
The critical accounting policies and estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
We derive our revenue primarily from fees for subscription services and performance-based job posting activities. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of all performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the performance obligation or obligations are satisfied
We identify enforceable revenue contracts when the terms are agreed to by the customer. Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold, and the number and types of users within our contracts.
Revenue is recognized as performance obligations are satisfied and is presented net of sales allowances.
We derive our revenues from the following sources:
Subscription Revenue
Subscription revenue consists of time-based job posting plans, upsells which complement or expand visibility and prominence to job posting plans, and resume database plans. Plans are priced at a flat rate based on plan size and depending on the length of the term. Customer contracts are typically subject to renewal at the end of the subscription term and are nonrefundable.
Time-based job posting plans: Job posting plans provide customers access to cloud-based software services, where they may create job postings that are posted to our marketplace in addition to numerous other job sites or partner networks with job seeker communities. Customers may also access our software to review job applications and manage job postings. We recognize revenue from job posting plans ratably over the term of the agreement beginning on the date the subscription service is made available to the customer. Once a customer requests a cancellation of their subscription, the open job postings are closed at the end of the term; however, the customer may still access the software to review past job postings or prior applications received under a separate upsell subscription. Job posting plans are billed in advance of the subscription period, which typically ranges from one to twelve months, except for daily subscription plans, which are billed in arrears based on how many days the customer uses the services.
Upsell services: Additional features to complement or expand visibility to job posting plans may be purchased as an upsell service. For these services, we bill the customers in advance and recognize revenue ratably over the term of the agreement beginning on the date the upsell services are made available to the customer, which typically ranges from one to twelve months.
Upsell services also include job posting enhancements which are applied to individual job postings, and provide customers with a temporary boost in the prominence of their open jobs. Individual job posting enhancements may be purchased by a customer when needed, or in recurring monthly prepaid bundles to complement their job posting subscription plan, and are billed in advance of use. Typically these prepaid bundles can be used over a period ranging from one to twelve months. Revenue from job posting enhancements is recognized as the customer uses the enhancement on their job postings. Unused prepaid job enhancements are not refundable, and we recognize revenue for the estimated portion of prepaid job enhancements that are expected to expire unused, or breakage, based on estimates considering historical breakage levels for similarly sized customers and upsell plans. Breakage is recognized as revenue in proportion to the pattern of actual usage by customers.
Resume database plans: Access to our resume database is purchased on a subscription basis and allows a customer to search for and view resumes. Resume database plans are priced based on how many resumes the customer would like to view in a month and may be purchased independent of, or in addition to, a job posting plan. Resume database plans are billed in advance of the subscription period, which typically ranges from one to twelve months. Revenue is recognized ratably over the subscription period.
Performance-based Revenue
Performance-based revenue consists of customers who pay on a per click by job applicant or per job application basis for the job postings customers wish to distribute through our software. Customers pay an amount per click or per application that is usually capped at a contractual maximum per recruitment campaign, with campaigns typically lasting from one to three months. Customers on this pricing model do not have access to our applicant tracking software for subscription customers though they may purchase resume database subscription plans separately. Customers that use a performance-based revenue plan are typically companies with consistent hiring needs and sophisticated recruitment campaigns where they manage incoming applications and job postings on their own ATSs.
Performance-based revenue is typically billed monthly, in arrears, and revenue is recognized as job applicants click on or apply to the distributed job postings, up to the contractual maximum per recruitment campaign.
Sales Allowance
We establish a sales allowance to estimate refunds and credits that we may grant to customers in the future for cancellations of subscriptions and concessions to customers who are not satisfied with services received. While subscriptions are noncancelable once the contract term has commenced, we may at times allow customers who miss their cancellation window prior to an autorenewal to cancel their contract, and we may issue refunds or credits to maintain overall customer satisfaction. The sales allowance is estimated by considering historical results and trends and is accounted for as a reduction to revenue or deferred revenue for contracts where payments are received upfront and revenue is recognized over time.
Stock-Based Compensation
Compensation expense related to stock-based awards is measured and recognized in the financial statements based on the fair value of the awards granted. The fair value of each option award and employee stock purchase right associated with its employee share purchase program (ESPP) is estimated on the grant date using the Black-Scholes option-pricing model. We have elected to treat stock-based awards with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis over the requisite service period.
For awards that contain both performance and service vesting conditions, the grant date fair value is recognized as compensation expense using a graded vesting attribution model. No expense is recognized for awards with performance conditions until the performance condition is probable of being met.
The Black-Scholes option pricing model requires us to make certain assumptions including:
Fair Value of our Common Stock. See the section titled “—Determination of the Fair Value of Common Stock on Grant Dates” below.
Expected Term. Given that we do not have sufficient exercise history to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, we determine the expected term for our “plain vanilla” stock options using the simplified method, which is calculated as the midpoint of the stock option vesting term and the expiration date of the stock option. For stock options that contain a performance condition, we are using the contractual term as the expected term as those awards were only granted to nonemployees.
Expected Volatility. Because our common stock has limited trading history, we estimate the expected volatility of the awards from the historical volatility of selected public companies that represent similar but alternative investment opportunities to an investment in us. Characteristics considered in identifying guideline public companies include similarity in size, lines of business, market capitalization, revenue and financial leverage. We determined the expected volatility assumption using the frequency of daily historical prices of comparable public company common stock for a period equal to the expected term of the option. We periodically assess the comparable companies and other relevant factors used to measure expected volatility for stock option grants.
Risk-free Rate. The risk-free interest rate assumption is based upon observed interest rates on the U.S. government securities appropriate for the expected term of our employee stock options.

Dividend Yield. The dividend yield assumption is based on our history and expectation of dividend payouts. We have never declared nor paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.
The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If we had made different assumptions, our stock-based compensation expense and our results of operations for the years ended December 31, 2021, 2020, and 2019 may have been significantly different.
Determination of the Fair Value of Common Stock on Grant Dates
Prior to the completion of our Direct Listing on May 26, 2021, our common stock was not publicly traded, and therefore, our board of directors exercised significant judgment in determining the fair value of our common stock on the date of each stock-based grant, with input from management and the assistance from an independent third-party valuation firm based on several objective and subjective factors. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In determining the fair market value of our common stock prior to the Direct Listing, the board of directors considered the following:
•the prices of our redeemable convertible preferred stock sold to outside investors in arms-length transactions;
•the rights, preferences and privileges of our redeemable convertible preferred stock relative to our common stock;
•our operating and financial performance;
•the present value of our anticipated future cash flows;
•our stage of development and current business conditions and projections affecting our business, including the introduction of new products and services;
•the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of our company, in light of prevailing market conditions;
•any adjustment necessary to recognize a lack of a liquid trading market for our common stock;
•the market performance of comparable publicly traded companies; and
•the overall U.S. economic, regulatory and capital market conditions.
In valuing our common stock, our board of directors determined the equity value of our business using various valuation methods including market and income approaches with input from management.
The market approaches we used prior to the Direct Listing were the Guideline Public Company Method and the Guideline Transaction Method. The Guideline Public Company Method estimated our equity value by applying a representative market value multiple from comparable companies to our financial forecasts. The Guideline Transaction Method estimated our equity value by using pricing multiples derived from sales of companies with similar characteristics to us. Under the income approach, a Discounted Cash Flow, or DCF, model was used, where net cash flows attributable to our business and an assumed terminal value were discounted to present value using a discount rate, based on our estimated weighted average cost of capital that reflected the risks inherent in the cash flows.
After determining our equity value, we then allocated the equity value to our classes of stock using either an Option Pricing Method, or OPM, or a hybrid of OPM and Probability Weighted Expected Return Method, or PWERM.

The OPM allocated values to each equity class by creating a series of call options on our equity value, with exercise prices based on the liquidation preferences, participation rights, and strike prices of the equity instruments. In determining the estimated fair value of our common stock, we considered the fact that our stockholders could not freely trade our common stock in the public markets. Accordingly, we also applied a discount for lack of marketability to the equity value.
Under the hybrid OPM and PWERM, the allocation was based on the likelihood of a near-term liquidity exit or an alternative exit scenario. For a near-term liquidity scenario, the allocation was based on the expected pricing and timing of the liquidity event. For the alternative exit scenario, an OPM with an appropriate time to liquidity was used to estimate the fair value of the share classes assuming the near-term liquidity scenario does not occur, with the resulting share values under each scenario weighted by management’s estimate of their respective probabilities. We also applied a discount for lack of marketability.
In valuing our common stock at various dates in 2019 through September 30, 2020, our board of directors determined the equity value of our business using the Guideline Public Company Method and the equity value was then allocated to our classes of stock using an OPM given the uncertainty with regards to the timing and type of future exit scenario.
In valuing our common stock as of December 31, 2020 and March 31, 2021, our board of directors determined the equity value of our business using the Guideline Public Company Method, the Guideline Transaction Method, and a DCF. The equity value was then allocated to our classes of stock using the hybrid OPM and PWERM based on management’s estimate of the likelihood of a near-term liquidity event or an alternative exit scenario.
Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue and costs, future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future exit events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
For stock awards granted after the completion of our Direct Listing on May 26, 2021, our board of directors determined the fair value of each share of underlying common stock based on the New York Stock Exchange, or NYSE, closing price on the date prior to the date of grant.
We have granted RSUs to certain of our employees and directors. The granted RSUs vest upon the satisfaction of both a time-based service condition and a liquidity event requirement. The time-based service condition for these awards is generally satisfied over four years. The liquidity event requirement is satisfied upon the earliest to occur of a qualifying event, defined as a change of control transaction or after a set period of time following the effective date of our initial public offering pursuant to an effective registration statement under the Securities Act for the offer and sale of shares by ZipRecruiter. A direct listing in which we did not sell our equity securities would not have satisfied the liquidity event performance condition; however, on April 19, 2021, our board of directors waived the liquidity event performance condition for the 6.9 million RSUs then outstanding so those that had satisfied the service condition would vest upon the earlier of the first day of trading of our common stock on the NYSE, or March 15, 2022. As the satisfaction of the performance condition was not probable for accounting purposes prior to the waiver, the waiver of the liquidity event-based performance condition resulted in the remeasurement of the modified awards at fair value on the date of the waiver, which management estimated to be $25.04 per share or approximately $172.6 million.
Stock-based Compensation for Awards with a Market Condition
In April 2021, we granted an RSU award (the “CEO Performance Award”), which included service, market, and performance-based vesting conditions. The fair value of the award is determined using a Monte Carlo simulation model. The associated stock-based compensation expense is recorded over the requisite service period, using a graded attribution method. The requisite service period is the longer of the service period derived from the Monte Carlo simulation model and the explicit service period the CEO is required to remain employed to vest in the award. The market condition is satisfied upon achieving certain stock price targets for a period following the completion of our Direct Listing. The CEO Performance Award also contains an implied performance-based vesting condition as the CEO’s ability to earn the award was contingent upon the completion of the Direct Listing. Accordingly, no expense was recognized prior to the completion of our Direct Listing on May 26, 2021, as vesting was not considered probable for accounting purposes until the Direct Listing occurred. Provided that Ian Siegel continues to be the CEO of ZipRecruiter, stock-based compensation expense is recognized over the requisite service period, regardless of whether the stock price targets are achieved. If the stock price targets are met sooner than the derived service period, we will accelerate the recognition of stock-based compensation expense to reflect the cumulative expense associated with the vested shares.
Income Taxes
We account for income taxes in accordance with Accounting Standards Codification 740, Income Taxes. Current tax liabilities and assets are recognized for the estimated taxes payable or refundable, respectively, on the tax returns for the current year. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
We record valuation allowances against our deferred tax assets, when necessary. Realization of deferred tax assets (such as net operating loss carry-forwards) is dependent upon future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be realized against future taxable income. To the extent we believe that realization is not likely, we establish a valuation allowance against our net deferred tax asset, which increases our income tax expense in the period when such determination is made. During the fourth quarter of 2020, based on the current earnings and forecasted taxable income, we determined that it was more likely than not that those assets will be realized. Accordingly, we released the valuation allowance of $37.7 million against our deferred tax assets. Although we incurred a current year pretax loss due to various expenses associated with our Direct Listing, we have a recent history of cumulative earnings, and we expect to return to profitability in subsequent years to generate sufficient taxable income to utilize our deferred tax assets. Thus, no valuation allowance has been recorded as of the date of the Consolidated Balance Sheets.
On a quarterly basis, we evaluate the probability a tax position will be effectively sustained, and the appropriateness of the amount recognized for uncertain tax positions based on factors including changes in facts or circumstances, changes in tax law, settled audit issues and new audit activity. Changes in our assessment may result in the recognition of a tax benefit or an additional charge to the tax provision in the period our assessment changes. We recognize interest and penalties related to income tax matters in income tax expense.
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
Recent Accounting Pronouncements
See Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
We are also subject to interest rate risk in connection with the Notes. As the interest rate on these Notes is subject to a fixed percentage, we do not have significant financial statement risk associated with changes in interest rates pertaining to our Notes.
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

Item 8. Financial Statements and Supplementary Data
ZIPRECRUITER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of ZipRecruiter, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ZipRecruiter, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 3, 2022
We have served as the Company's auditor since 2015.

ZipRecruiter, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2021	2020
Assets
Current assets
Cash	$254,621	$114,539
Accounts receivable, net of allowances of $3,325 and $3,933 at December 31, 2021 and December 31, 2020, respectively	41,657	21,036
Prepaid expenses and other current assets	9,721	5,462
Deferred commissions, current portion	4,640	3,727
Total current assets	310,639	144,764
Property and equipment, net	8,702	5,043
Operating lease right-of-use assets	18,515	22,500
Internal use software, net	13,657	11,191
Deferred commissions, net of current portion	4,011	3,712
Goodwill	1,724	1,724
Deferred tax assets	38,029	23,083
Other assets	3,342	112
Total assets	$398,619	$212,129

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$24,862	$13,509
Accrued expenses	86,213	38,842
Deferred revenue	23,253	15,112
Operating lease liabilities, current portion	6,109	1,669
Other liabilities	2,457	2,323
Total current liabilities	142,894	71,455
Operating lease liabilities, net of current portion	19,179	25,130
Convertible notes and accrued interest with related parties	—	25,371
Other liabilities	1,578	3,613
Total liabilities	163,651	125,569
Commitments and contingencies (Note 11)

Redeemable convertible preferred stock
Series A, $0.00001 par value; no shares and 2,271 shares authorized, issued, and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	87,118
Series B, $0.00001 par value; no shares and 6,151 shares authorized, no shares and 6,031 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	49,738
Total redeemable convertible preferred stock	—	136,856
Stockholders' equity (deficit)
Preferred Stock, $0.00001 par value; 50,000 and no shares authorized as of December 31, 2021 and December 31, 2020, respectively; no shares issued and outstanding as December 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.00001 par value; 700,000 and no shares authorized as of December 31, 2021 and December 31, 2020, respectively; 87,843 and no shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1	—
Class B common stock, $0.00001 par value; 700,000 and 137,800 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 30,571 and 78,283 shares issued and 30,376 and 78,088 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Class B treasury stock, 195 shares outstanding as of December 31, 2021 and December 31, 2020	(644)	(644)
Additional paid-in capital	303,395	21,732
Accumulated deficit	(67,784)	(71,384)
Total stockholders' equity (deficit)	234,968	(50,296)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$398,619	$212,129

The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$741,141	$418,142	$429,559
Cost of revenue	79,614	54,163	54,778
Gross profit	661,527	363,979	374,781
Operating expenses
Sales and marketing	410,665	191,141	276,197
Research and development	110,470	69,408	65,410
General and administrative	148,784	38,998	39,492
Total operating expenses	669,919	299,547	381,099
Income (loss) from operations	(8,392)	64,432	(6,318)
Other income (expense)
Interest expense	(916)	(1,037)	(575)
Sublease income	151	1,051	1,170
Other income (expense), net	(119)	(109)	(38)
Total other income (expense), net	(884)	(95)	557
Income (loss) before income taxes	(9,276)	64,337	(5,761)
Income tax expense (benefit)	(12,876)	(21,711)	588
Net income (loss)	3,600	86,048	(6,349)
Less: Accretion of redeemable convertible preferred stock	(1,480)	(3,883)	(3,722)
Less: Undistributed earnings attributable to participating securities	(168)	(19,148)	—
Net income (loss) attributable to Class A and Class B common stockholders	$1,952	$63,017	$(10,071)
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.02	$0.79	$(0.13)
Diluted	$0.02	$0.70	$(0.13)
Weighted average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	102,230	79,651	79,337
Diluted	115,471	94,156	79,337

The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock				Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Series A		Series B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	2,271	$79,793	6,031	$49,458	—	$—	79,650	$—	(195)	$(644)	$31,060	$(150,657)	$(120,241)
Issuance of common stock upon exercise of options	—	$—	—	$—	—	$—	784	$—	—	$—	$945	$—	$945
Vesting of early exercised options	—	$—	—	$—	—	$—	—	$—	—	$—	$66	$—	$66
Stock-based compensation	—	$—	—	$—	—	$—	—	$—	—	$—	$6,990	$—	$6,990
Capital contribution	—	$—	—	$—	—	$—	(851)	$—	—	$—	$—	$—	$—
Accretion of redeemable convertible preferred stock	—	$3,582	—	$140	—	$—	—	$—	—	$—	$(3,722)	$—	$(3,722)
Net loss	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$(6,349)	$(6,349)
Balance as of December 31, 2019	2,271	$83,375	6,031	$49,598	—	$—	79,583	$—	(195)	$(644)	$35,339	$(157,006)	$(122,311)
Cumulative-effect of accounting change adopted as of January 1, 2020	—	—	—	—	—	—	—	—	—	—	426	(426)	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	2,184	—	—	—	2,943	—	2,943
Repurchase and retirement of common stock	—	—	—	—	—	—	(2,987)	—	—	—	(19,000)	—	(19,000)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,907	—	5,907
Capital contribution	—	—	—	—	—	—	(497)	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	3,743	—	140	—	—	—	—	—	—	(3,883)	—	(3,883)
Net income	—	—	—	—	—	—	—	—	—	—	—	86,048	86,048
Balance as of December 31, 2020	2,271	$87,118	6,031	$49,738	—	$—	78,283	$—	(195)	$(644)	$21,732	$(71,384)	$(50,296)
Accretion of redeemable convertible preferred stock	—	1,427	—	53	—	—	—	—	—	—	(1,480)	—	(1,480)
Conversion of redeemable convertible preferred stock to common stock in connection with direct listing	(2,271)	(88,545)	(6,031)	(49,791)	—	—	24,202	1	—	—	138,335	—	138,336
Conversion of convertible notes with related parties to common stock in connection with direct listing	—	—	—	—	—	—	3,085	—	—	—	25,653	—	25,653
Conversion of Class B stock to Class A stock	—	—	—	—	87,599	1	(87,599)	(1)	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	9,684	—	—	—	17,706	—	17,706
Repurchase and retirement of common stock	—	—	—	—	—	—	(150)	—	—	—	(2,750)	—	(2,750)
Vesting of early exercised options	—	—	—	—	—	—	—	—	—	—	295	—	295
Issuance of common stock upon the vesting and settlement of RSU’s	—	—	—	—	244	—	3,278	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	109,143	—	109,143
Shares withheld related to net share settlement	—	—	—	—	—	—	(212)	—	—	—	(5,239)	—	(5,239)
Net income	—	—	—	—	—	—	—	—	—	—	—	3,600	3,600
Balance as of December 31, 2021	—	$—	—	$—	87,843	$1	30,571	$—	(195)	$(644)	$303,395	$(67,784)	$234,968
The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$3,600	$86,048	$(6,349)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	107,258	5,752	6,740
Depreciation and amortization	9,463	9,949	8,944
Provision for bad debts	1,796	3,218	1,264
Deferred income taxes	(14,946)	(22,911)	(55)
Non-cash lease expense	5,387	5,562	5,656
Amortization of issuance costs for credit facility	170	—	—
Loss on disposal of property and equipment	30	341	15
Change in operating assets and liabilities:
Accounts receivable	(22,417)	1,321	(9,851)
Prepaid expenses and other current assets	(4,703)	2,218	(783)
Deferred commissions, net	(1,212)	(1,680)	(3,908)
Other assets	(2,130)	179	74
Accounts payable	11,227	5,115	747
Accrued expenses and other liabilities	45,390	2,177	3,136
Deferred revenue	8,136	(3,346)	(1,608)
Operating lease liabilities	(2,913)	(5,930)	(6,157)
Net cash provided by (used in) operating activities	144,136	88,013	(2,135)
Cash flows from investing activities
Purchases of property and equipment	(6,083)	(1,355)	(2,519)
Capitalized internal use software costs	(7,253)	(6,018)	(7,845)
Net cash used in investing activities	(13,336)	(7,373)	(10,364)
Cash flows from financing activities
Proceeds from term loan	—	10,000	—
Repayment of term loan	—	(20,000)	—
Proceeds from revolving line	—	16,500	—
Repayment of revolving line	—	(16,500)	—
Proceeds from convertible notes with related parties	—	25,000	—
Payment of issuance costs for credit facility	(1,270)	—	—
Repurchase of common stock	(2,750)	(19,000)	—
Proceeds from exercise of stock options	18,541	2,370	945
Payment for net settlement of taxes on restricted stock units	(5,239)	—	—
Net cash provided by (used in) financing activities	9,282	(1,630)	945
Net increase (decrease) in cash	140,082	79,010	(11,554)
Cash
Beginning of period	114,539	35,529	47,083
End of period	$254,621	$114,539	$35,529
Supplemental disclosure of cash flow information
Income taxes paid	$1,938	$1,003	$877
Interest paid	344	703	577
Supplemental disclosure of non-cash activities
Capitalized assets included in accounts payable and accrued expenses	$1,506	$1,109	$1,405
Stock-based compensation capitalized for software	1,885	155	250
In-transit proceeds from exercise of stock options	129	573	—
Operating lease right-of-use assets obtained in exchange for new operating lease	—	5,787	—
Decrease (increase) in operating lease right-of-use asset and operating lease liability due to lease modification	(1,402)	—	2,825
Accretion of redeemable convertible preferred stock	1,480	3,883	3,722
Conversion of redeemable convertible preferred stock	138,336	—	—
Conversion of convertible notes and accrued interest with related parties	25,653	—	—
The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.

1.Organization and Description of Business
ZipRecruiter, Inc. was incorporated in the state of Delaware on June 29, 2010. Hereinafter, ZipRecruiter, Inc. and its wholly owned subsidiaries ZipRecruiter Israel Ltd., ZipRecruiter UK Ltd., and ZipRecruiter Canada Ltd. are collectively referred to as “ZipRecruiter” or the “Company.” The Company is a two-sided marketplace that enables employers and job seekers to connect with one another online to fill job opportunities.
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
In connection with the effectiveness of the Direct Listing, all 2.3 million outstanding shares of Series A Redeemable Convertible Preferred Stock (“Series A preferred stock”) and all 6.0 million outstanding shares of Series B Redeemable Convertible Preferred Stock (“Series B preferred stock”) converted into 24.2 million shares of Class B common stock. On May 26, 2021, the Company’s convertible notes with related parties converted into 3.1 million shares of Class B common stock.
The Company incurred fees related to financial advisory services, accounting and legal expenses, the bonus earned by the Company’s Chief Executive Officer (“CEO”), and other filing costs in connection with the Direct Listing in the first half of the fiscal year 2021. These costs totaled $34.0 million for the year ended December 31, 2021 and have been recorded in general and administrative expenses.

2.Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Foreign Currency Remeasurement
The Company’s foreign subsidiaries operate in their local currency and their functional currency is the U.S. dollar. Monetary assets and liabilities of each subsidiary, denominated in local or other foreign currency, are remeasured at the end of each reporting period using the exchange rates at that date. Non-monetary assets and liabilities and equity are remeasured at the historical exchange rates, while results of operations in the local currency or other foreign currencies are translated into U.S. dollars at the exchange rates in effect at the date of the transaction. Net foreign transaction losses for the years ended December 31, 2021, 2020, and 2019 were not material.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant

ZipRecruiter, Inc.

estimates include revenue recognition, estimates relating to the measurement of operating lease right-of-use (“ROU”) assets and operating lease liabilities, determination of the fair value of stock-based awards, valuation of common stock in periods prior to becoming a public company, collectability of accounts receivable, impairment of long-lived assets, including goodwill, carrying value and useful lives of property and equipment and internal-use software, the amortization period for deferred commission costs, and income taxes. By their nature, estimates are subject to an inherent degree of uncertainty and actual results could differ from those estimates.
The impact of the Coronavirus pandemic (“COVID-19”) continues to evolve. As a result, many of the Company’s estimates and assumptions require increased judgment and carry a higher degree of variability and volatility.
As of the date these consolidated financial statements are issued, the Company is not aware of any specific event or circumstance that would require an update to the Company’s estimates or judgments, or change to the carrying value of the Company’s assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the financial statements.
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
The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable, and accrued expenses, approximate fair value because of their short-term maturities. The fair value of the Company’s convertible notes with related parties as of December 31, 2020 was estimated to be approximately $36.9 million, and was based on the fair value of shares into which the notes convert. The fair value of the shares represents a Level 3 input in the fair value hierarchy. The convertible notes with related parties converted into shares of Class B common stock in connection with the Direct Listing in May 2021.
Certain assets, including goodwill and intangible assets, are also subject to measurement at fair value on a non-recurring basis using Level 3 inputs, but only when they are deemed to be impaired. As of December 31, 2021, 2020, and 2019, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.

ZipRecruiter, Inc.

Segments and Geographic Information
The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker, the CEO, regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources. During the years ended December 31, 2021, 2020, and 2019, revenue from countries outside of the United States was not material. In addition, as of December 31, 2021 and 2020, property and equipment and operating lease ROU assets outside of the United States were not material.
Business Combinations
The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition. Assets and liabilities acquired in a business combination are recorded at their estimated fair values on acquisition date. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill.
Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. The Company’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Transaction costs associated with business combinations are expensed as incurred.
Revenue Recognition
The Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company determines revenue recognition through the following five steps:
(1)Identification of the contract, or contracts, with a customer
(2)Identification of all performance obligations in the contract
(3)Determination of the transaction price
(4)Allocation of the transaction price to the performance obligations in the contract
(5)Recognition of revenue when, or as, the performance obligation or obligations are satisfied
The Company identifies enforceable revenue contracts when the terms are agreed to by the customer. Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts, the products sold, and the number and types of users within the Company’s contracts.
Revenue is recognized as performance obligations are satisfied and is presented net of the sales allowance.
The Company derives its revenues from the following sources:
Subscription Revenue
Subscription revenue consists of time-based job posting plans, upsells which complement or expand visibility and prominence to job posting plans, and resume database plans. Plans are priced at a flat rate based on plan size and whether the plan is for a daily, monthly, or annual term. Customer contracts are

ZipRecruiter, Inc.

typically subject to renewal at the end of the subscription term. Contracts are only cancelable at the end of the term and are nonrefundable.
Time-based job posting plans: Job posting plans provide customers access to cloud-based software services, where they may create job postings that are posted to the Company’s marketplace in addition to numerous other job sites or partner networks with job seeker communities. Customers may also access the Company’s software to review job applications and manage job postings. The Company recognizes revenue from job posting plans ratably over the term of the agreement beginning on the date the subscription service is made available to the customer. Once a customer requests a cancellation of their subscription, the open job postings are closed at the end of the term; however, the customer may still access the software to review past job postings or prior applications received under a separate upsell subscription. Job posting plans are billed in advance of the subscription period, which typically ranges from one to twelve months, except for daily subscription plans, which are billed in arrears based on how many days the customer uses the services.
Upsell services: Additional features to complement or expand visibility to job posting plans may be purchased as an upsell service. For these services, the Company bills the customers in advance and recognizes revenue ratably over the term of the agreement beginning on the date the upsell services are made available to the customer, which typically ranges from one to twelve months.
Upsell services also include job posting enhancements which are applied to individual job postings, and provide customers with a temporary boost in the prominence of the job postings. Individual job posting enhancements may be purchased by a customer when needed, or in recurring monthly prepaid bundles to complement their job posting subscription plan, and are billed in advance of use. Typically these prepaid bundles can be used over a period ranging from one to twelve months. Revenue from job posting enhancements is recognized as the customer uses the enhancement on their job postings. Unused prepaid job enhancements are not refundable, and the Company recognizes revenue for the estimated portion of prepaid job enhancements that are expected to expire unused (“breakage”) based on estimates considering historical breakage levels for similarly sized customers and upsell plans. Breakage is recognized as revenue in proportion to the pattern of actual usage by customers.
Resume database plans: Access to the Company’s resume database is purchased on a subscription basis and allows a customer to search for and view resumes. Resume database plans are priced based on how many resumes the customer would like to view in a month and may be purchased independent of, or in addition to, a job posting plan. Resume database plans are billed in advance of the subscription period, which typically ranges from one to twelve months. Revenue is recognized ratably over the subscription period.
Performance-based Revenue
Performance-based revenue consists of customers who pay on a per click by job applicant or per job application basis for the job postings they wish to distribute through the Company’s software. Customers pay an amount per click or per application that is usually capped at a contractual maximum per recruitment campaign, with campaigns typically lasting from one to three months. Customers on this pricing model do not have access to the Company’s software for subscription customers though they may purchase resume database subscription plans separately. Customers that use performance-based plans are typically companies with consistent hiring needs and sophisticated recruitment campaigns where they manage incoming applications and job postings on their own applicant tracking systems.
Performance-based revenue is typically billed monthly, in arrears, and revenue is recognized as job applicants click on or apply to the distributed job postings, up to the contractual maximum per recruitment campaign.
Sales Allowance
The Company establishes a sales allowance to estimate refunds and credits that it may grant to customers in the future for cancellations of subscriptions and concessions to customers who are not satisfied with services received. While subscriptions are noncancelable once the contract term has commenced, the Company may at times allow customers who miss their cancellation window prior to an

ZipRecruiter, Inc.

autorenewal to cancel their contract, and the Company may issue refunds or credits to maintain overall customer satisfaction. The sales allowance is estimated by considering historical results and trends, and is accounted for as a reduction to revenue or deferred revenue for contracts where payments are received upfront and revenue is recognized over time.
The following table summarizes the changes in the sales allowance (in thousands):

	Year Ended December 31,
	2021	2020	2019
Sales allowance, at beginning of year	$4,362	$8,781	$3,597
Recorded as a reduction to revenue	35,118	15,548	31,179
Recorded as a reduction to deferred revenue	3,730	6,086	10,594
Utilization of allowance for refunds and credits	(37,291)	(26,053)	(36,589)
Sales allowance, at end of year	$5,919	$4,362	$8,781
Of the total sales allowance balance of $5.9 million at December 31, 2021, $2.9 million was presented net of accounts receivable and $3.0 million was presented within accrued expenses on the Consolidated Balance Sheets. Of the total sales allowance balance of $4.4 million at December 31, 2020, $1.9 million was presented net of accounts receivable and $2.4 million was presented within accrued expenses on the Consolidated Balance Sheets. The amount netted against accounts receivable represents estimated future credits expected to be granted to customers who had not yet paid for services as of December 31, 2021 and 2020, and the amount included in accrued expenses represents estimated refunds expected to be granted to customers who had already paid.
Cost of Revenue
Cost of revenue consists of web hosting, credit card processing fees, personnel related costs (including salaries, bonuses, benefits and stock-based compensation) for customer support employees, partner revenue share amounts, job distribution costs from performance-based revenue, and amortization of capitalized software costs associated with the Company’s marketplace technology to provide services to its customers. In addition, the Company allocates a portion of overhead costs, such as rent, IT costs, supplies and depreciation and amortization, to cost of revenue based on headcount.
Sales and Marketing
Sales and marketing expense consists of personnel related costs (including salaries, sales commissions, bonuses, benefits, and stock-based compensation) for the Company’s sales and marketing employees and marketing activities. Marketing activities include advertising, online lead generation, customer and industry events and candidate acquisition. The Company allocates a portion of overhead costs, such as rent, IT costs, supplies and depreciation and amortization, to sales and marketing expense based on headcount. Sales and marketing costs are expensed as incurred.
Advertising costs principally represent online advertising costs, direct mailing, television, podcast and radio advertisements. Advertising expense was $255.6 million, $98.3 million, and $150.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.
At times, the Company may prepay certain advertising expenses, which are deferred and subsequently recognized as expense when the advertisement is released. The Company had $3.2 million and $0.5 million of prepaid advertising costs included in prepaid expenses in the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.
Research and Development
Research and development expense consists of personnel related costs (including salaries, bonuses, benefits and stock-based compensation) for the Company’s research and development employees, amortization of capitalized software costs associated with the development of databases that support the Company’s marketplace technology and the cost of certain third-party service providers. The Company

ZipRecruiter, Inc.

allocates a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to research and development expense based on headcount. Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred.
General and Administrative
General and administrative expense consists of personnel related costs (including salaries, bonuses, benefits and stock-based compensation) for employees in the Company’s executive, finance, human resource and administrative departments, and fees for third party professional services, including consulting, legal and accounting services. General and administrative expense also consists of costs as part of the Company’s transition to a publicly traded company and includes fees paid to its financial advisors in connection with its Direct Listing. In addition, the Company allocates a portion of overhead costs, such as rent, IT costs, supplies and depreciation and amortization, to general and administrative expense based on headcount.
Stock-Based Compensation
The Company estimates the fair value of employee stock-based compensation awards on the grant date and recognizes the resulting fair value over the requisite service period as stock-based compensation expense. The Company recognizes forfeitures as they occur. The Company estimates the fair value of restricted stock units based on the fair value of its common stock. The Company estimates the fair value of stock options and employee stock purchase rights associated with its employee share purchase program (ESPP) using the Black-Scholes option pricing model. The Company has elected to treat stock-based compensation awards with graded vesting schedules and time-based service conditions as a single award and recognizes stock-based compensation on a straight-line basis over the requisite service period.
For awards that contain both performance and service vesting conditions, the grant date fair value is recognized as stock-based compensation expense using a graded vesting attribution model. No expense is recognized for awards with performance conditions until the performance condition is probable of being met.
The Black-Scholes option pricing model requires the Company to make certain assumptions including the fair value of the underlying common stock, the expected term, the expected volatility, the risk-free interest rate and the dividend yield.
Prior to the completion of the Company’s Direct Listing on May 26, 2021, a public market did not exist for the Company’s common stock, and therefore, the board of directors determined the fair value of the common stock at the time of the grant of options by considering a number of objective and subjective factors including valuation of comparable companies, operating and financial performance and general and industry-specific economic outlook, amongst other factors. The fair value was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants titled, Valuation of Privately Held Company Equity Securities Issued as Compensation. Subsequent to the completion of the Company’s Direct Listing, the fair value of the common stock is determined based on the NYSE closing price on the date prior to the date of grant.
Given that the Company does not have sufficient exercise history to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the Company determines the expected term for its plain vanilla stock options using the simplified method, which is calculated as the midpoint of the stock option vesting term and the expiration date of the stock option.
Because the Company’s common stock has limited trading history, the Company estimates the expected volatility of the awards from the historical volatility of selected public companies that represent similar but alternative investment opportunities to an investment in the Company. Characteristics considered in identifying guideline public companies include similarity in size, lines of business, market capitalization, revenue and financial leverage. The Company determines the expected volatility assumption using the frequency of daily historical prices of comparable public company common stock for a period equal to the expected term of the option. The Company periodically assesses the comparable companies and other relevant factors used to measure expected volatility for stock option grants.

ZipRecruiter, Inc.

The risk-free interest rate assumption is based upon observed interest rates on the United States government securities appropriate for the expected term of the Company’s employee stock options.
The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company has never declared nor paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.
Stock-based Compensation for Awards with a Market Condition
In April 2021, the Company granted a restricted stock unit (“RSU”) award (the “CEO Performance Award”), which included service, market, and performance-based vesting conditions. The fair value of the award is determined using a Monte Carlo simulation model. The associated stock-based compensation expense is recorded over the requisite service period, using a graded attribution method. The requisite service period is the longer of the service period derived from the Monte Carlo simulation model and the explicit service period the CEO is required to remain employed to vest in the award. The market condition is satisfied upon achieving certain stock price targets for a period following the completion of the Company’s Direct Listing. The CEO Performance Award also contains an implied performance-based vesting condition as the CEO’s ability to earn the award was contingent upon the completion of the Direct Listing. Accordingly, no expense was recognized prior to the completion of the Company’s Direct Listing on May 26, 2021, as vesting was not considered probable until the Direct Listing occurred. Provided that Ian Siegel continues to be the CEO of the Company, stock-based compensation expense is recognized over the requisite service period, regardless of whether the stock price targets are achieved. If the stock price targets are met sooner than the derived service period, the Company will accelerate the recognition of stock-based compensation expense to reflect the cumulative expense associated with the vested shares.
Stock-based Compensation Under the Employee Stock Purchase Plan
In August 2021, the Company launched an employee stock purchase plan (the “ESPP”). The ESPP will allow eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount through payroll deductions of their eligible compensation, subject to certain plan limitations. The ESPP provides for six-month offering periods beginning February and August of each fiscal year. On each purchase date, eligible employees purchase the Company’s stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the offering date or (ii) the purchase date.
The Company recognizes stock-based compensation expense related to shares issued pursuant to its ESPP on a straight-line basis over the offering period.
Net Share Settlement
In October 2021, the Company’s board of directors approved a “net share settlement” approach for satisfaction of tax withholding obligations in connection with settlement of taxes for RSUs, and exercises of non-qualified stock options, at the Company’s discretion. As a result, the Company currently withholds shares upon vesting of RSUs, and the withheld shares are immediately canceled. The Company has presented “Shares withheld related to net share settlement” in its Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) as a reduction, separate from the total number of shares issued upon vesting and settlement. The Company has not withheld any shares as part of any option exercises. Upon payment of the withholding taxes to the appropriate taxing jurisdiction, the Company reflects the cash payment as a financing outflow in the Consolidated Statements of Cash Flows.
Income Taxes
The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. Current tax liabilities and assets are recognized for the estimated taxes payable or refundable, respectively, on the tax returns for the current year. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and

ZipRecruiter, Inc.

liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company must also make judgments in evaluating whether deferred tax assets will be realized from future taxable income. To the extent that it believes that realizability is not likely, the Company may establish or maintain a valuation allowance. A valuation allowance is established for deferred tax assets which the Company does not believe meet the “more likely than not” threshold for realizability. The Company’s judgments regarding future taxable income may change over time due to market conditions, tax laws, tax planning strategies or other factors. If the Company’s assumptions and estimates change in the future, the valuation allowance may materially increase or decrease, resulting in an increase or decrease in income tax expense and the related impact on the Company’s reported net income or loss.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. The Company recognizes interest and penalties accrued with respect to uncertain tax positions, if any, in the provision (benefit) for income taxes in the Consolidated Statements of Operations.
Comprehensive Income (Loss)
For the years ended December 31, 2021, 2020, and 2019, the Company had no other comprehensive income (loss) items; therefore, comprehensive income (loss) equaled net income (loss). Accordingly, the Company has not included separate Consolidated Statements of Comprehensive Income (Loss) as part of these consolidated financial statements.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash accounts with large financial institutions and at times, the cash accounts may exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses in such accounts.
As of December 31, 2021, one customer accounted for 16% of the Company's outstanding accounts receivable, and no other customer individually accounted for 10% or more of the Company's outstanding accounts receivable. The Company closely monitors the financial condition of the foregoing customer which has been in good credit standing. As such, the Company does not consider the concentration of its accounts receivable to be a material risk. There were no customers that individually accounted for 10% or more of the Company’s outstanding accounts receivable for the year ended December 31, 2020, and there were no customers that individually represented 10% or more of revenue for the years ended December 31, 2021, 2020, and 2019.
The Company uses third parties to collect its credit card receivables and believes risk related to its credit card processors is minimal.
Accounts Receivable and Allowance for Doubtful Accounts
The Company receives payments via credit card, electronic payment or check. The Company’s accounts receivable consists of receivables from the Company’s credit card processing merchants and customers. Credit card payment is required unless the plan qualifies for credit terms which the Company may grant in the normal course of business. The Company does not normally require collateral or other security to support credit sales. Accounts receivable from customers do not bear interest, are typically due within 30 days and are recorded at the invoiced amount. The Company reduces accounts receivable by its allowance for doubtful accounts.
The Company regularly monitors collections and payments from customers and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management estimates its allowance for doubtful accounts by considering a number of factors, including historical experience, the length of time accounts receivables are past due, customer

ZipRecruiter, Inc.

payment histories and any specific customer collection issues identified. The Company writes off accounts receivables that have become uncollectible.
The Company’s allowance for doubtful accounts was $0.5 million, $2.0 million, and $0.7 million as of December 31, 2021, 2020 and 2019, respectively, which was recorded net within accounts receivable on the Consolidated Balance Sheets.
Property and Equipment
Property and equipment is initially recorded at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer hardware and software and five years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets and the resulting gain or loss is reflected in loss from operations in the Consolidated Statements of Operations.
Leases
The Company determines at contract inception whether the arrangement is a lease based on its ability to control a physically distinct asset and determines the classification of the lease as either operating or finance. For all leases, the Company combines all components of the lease including related non-lease components as a single component. Operating leases are reflected as operating lease ROU assets and operating lease liabilities in the Consolidated Balance Sheets. The Company has also elected to utilize the short-term lease recognition exemption and, for those leases that qualify, the Company has not recognized operating lease ROU assets or operating lease liabilities. The Company does not have any finance leases.
Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. The Company estimates the incremental borrowing rate to reflect the profile of collateralized borrowing over the expected term of the leases based on the information available at the later of the initial date of adoption of ASC 842, Leases, on January 1, 2019, or the lease commencement date.
The operating lease ROU asset also includes any lease payments made prior to lease commencement date and is reduced by lease incentives that the Company estimates it will realize. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise the option. Lease expense is recognized on a straight-line basis over the lease term in the Consolidated Statements of Operations. Certain lease agreements may contain variable costs such as utilities and common area maintenance. Variable lease costs are expensed when the cost is incurred.
Internal-Use Software
The Company capitalizes eligible costs associated with the development of its internal-use software in accordance with ASC 350-40, Internal-Use Software. Accordingly, the Company capitalizes costs incurred during the development phase including: (1) external direct costs of materials and services consumed in developing or obtaining the software, and (2) payroll and payroll-related costs for employees who are directly associated with the project. The Company expenses all costs as incurred that relate to the planning and post implementation phases of its software development cycle and costs associated with minor enhancements and maintenance. Capitalized costs are amortized using the straight-line method over three years. Amortization of internal-use software costs associated with the Company’s marketplace technology to provide services to its customers is recorded in cost of revenue. Amortization of internal-use software costs associated with internal databases, candidate insights, and reporting are recorded in research and development and general and administrative expenses in the Consolidated

ZipRecruiter, Inc.

Statements of Operations. Amortization of these costs are allocated in the Consolidated Statements of Operations based on the nature of the underlying project.
Intangible Assets
Intangible assets are amortized over their estimated useful life using the straight-line method which approximates the pattern in which the economic benefits are consumed.
Impairment of Long-Lived Assets
The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with ASC 360, Property, Plant and Equipment, Accounting for the Impairment or Disposal of Long-Lived Assets. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows are less than the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. There were no impairment charges related to long-lived assets during the years ended December 31, 2021, 2020, and 2019.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired and liabilities assumed in a business combination. The Company tests for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill might be impaired. The Company currently has one reporting unit.
In testing for goodwill impairment, the Company has an option to first make an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if concluded otherwise, the quantitative impairment test is performed.
The quantitative test compares the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is considered not to be impaired. However, if the carrying amount exceeds the fair value of the reporting unit, then an impairment charge is recorded in an amount equal to the excess but limited to the total amount of goodwill. There were no impairment charges in the periods presented.
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
As an emerging growth company (“EGC”), the Company is allowed by the Jumpstart Our Business Startups Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing model for measuring the allowance for credit losses for financial assets measured at amortized cost (including accounts receivable) to a model that is based on the expected losses rather than incurred losses. Under the new credit loss model, lifetime

ZipRecruiter, Inc.

expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These ASUs provide supplemental guidance and clarification to ASU 2016-13 and must be adopted concurrently with the adoption of ASU 2016-13, cumulatively referred to as “Topic 326.” As an EGC, this guidance is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of this update on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of income tax accounting guidance. As an EGC, this guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. An entity that elects to early adopt ASU 2019-12 in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. The Company is currently evaluating the effects of the adoption of this update on its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. As an EGC, this guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of this update on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company early adopted ASU 2018-15 on January 1, 2021 and applied the changes prospectively. The adoption did not have a material impact on the Company’s consolidated financial statements.

3.Net Income (Loss) Per Share
Basic and diluted net income (loss) per share are computed using the two-class method as required when there are participating securities and multiple classes of common stock. Basic net income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period.
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

ZipRecruiter, Inc.

In April 2021, the Company filed its amended and restated certificate of incorporation, which resulted in the creation of Class A common stock and Class B common stock. As the liquidation and dividend rights are identical for Class A and Class B common stock (see Note 13), the undistributed earnings under the two-class method are allocated on a proportional basis and the resulting net income (loss) per share attributable to common stockholders is, therefore, the same for both Class A and Class B common stock on an individual or combined basis.
The following table presents the Company’s basic net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income (loss) per share, basic:
Net income (loss)	$3,600	$86,048	$(6,349)
Less: Accretion of redeemable convertible preferred stock	(1,480)	(3,883)	(3,722)
Less: Undistributed earnings attributable to participating securities	(168)	(19,148)	—
Net income (loss) attributable to Class A and Class B common stockholders	$1,952	$63,017	$(10,071)
Weighted average shares of Class A and Class B common stock outstanding	102,230	79,651	79,337
Net income (loss) per share attributable to Class A and Class B common stockholders, basic	$0.02	$0.79	$(0.13)

ZipRecruiter, Inc.

The Company computes diluted net income (loss) per share under the two-class method where income is reallocated between common stock, potential common stock and participating securities. Potential common stock includes stock options and restricted stock units computed using the treasury stock method and the conversion of the convertible notes and accrued interest using the if converted method.
The following table presents the Company’s diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income (loss) per share, diluted:
Numerator:
Net income (loss) attributable to Class A and Class B common stockholders	$1,952	$63,017	$(10,071)
Add:
Reallocation of net income attributable to participating securities	18	2,346	—
Interest on convertible notes with related parties, net of tax	—	275	—
Net income (loss) attributable to Class A and Class B common stockholders, diluted	$1,970	$65,638	$(10,071)

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	102,230	79,651	79,337
Effect of dilutive securities:
Options to purchase common stock	12,471	12,506	—
Convertible notes with related parties	—	1,999	—
Restricted stock units	725	—	—
Employee stock purchase plan	12	—	—
Unvested early exercise common stock	33	—	—
Weighted average shares of Class A and Class B common stock outstanding, diluted	115,471	94,156	79,337
Net income (loss) per share attributable to Class A and Class B common stockholders, diluted	$0.02	$0.70	$(0.13)

ZipRecruiter, Inc.

The following table presents the weighted average number of potentially dilutive common stock equivalents excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	3	3,747	22,667
Unvested restricted stock units	153	4,148	1,453
Redeemable convertible preferred stock, if converted basis	—	—	24,202
Convertible notes with related parties, if converted basis	1,226	—	—
Employee stock purchase plan	45	—	—
Total shares excluded from diluted net income (loss) per share	1,427	7,895	48,322
The CEO Performance Award is excluded from the above table because none of the market conditions had been met as of December 31, 2021.
4.Revenue Information
Contract Balances
Contract liabilities are recorded as deferred revenue when customer payments are received in advance of the Company meeting all the revenue recognition criteria under ASC 606. Deferred revenue includes prepaid subscription and performance-based revenue. Generally, the remaining performance obligations will be satisfied within one to twelve months after prepayment. The Company recognized $15.1 million, $18.5 million, and $20.0 million of revenue during the years ended December 31, 2021, 2020, and 2019 respectively, that were included in the deferred revenue balance as of December 31, 2020, 2019, and 2018 respectively.
As of December 31, 2021 and 2020, the Company had no contract assets.
Deferred Commissions
ASC 606 requires the deferral of the recognition of incremental costs to obtain a contract, which the Company has identified as certain of its sales commissions paid to internal sales representatives for the sale of the Company’s services. The Company amortizes deferred commissions over the expected period of benefit unless the amortization period is less than one year, in which case, the Company has elected to apply the practical expedient to expense those costs as incurred. The estimated period of benefit includes anticipated customer renewals. If the Company pays commissions on contract renewals that are commensurate with the initial commission, the amortization period is the initial contract term. If the renewal commission is not commensurate with the initial commission, commissions are deferred and subsequently amortized on a straight-line basis over the expected customer life, which has been estimated to be three years based on an analysis of historical data and other qualitative factors, such as new product offerings, the seasonality of certain customer relationships and estimated useful life of the Company’s marketplace technology. Amortization expense is included within sales and marketing expense in the Consolidated Statements of Operations.
For the years ended December 31, 2021, 2020, and 2019, amortization expense for deferred sales commissions was $4.3 million, $3.1 million, and $1.3 million, respectively. There was no impairment to capitalized deferred commissions in the periods presented.

ZipRecruiter, Inc.

Disaggregation of Revenue
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Year Ended December 31,
	2021	2020	2019
Subscription	$600,090	$346,781	$373,863
Performance-based	141,051	71,361	55,696
Total revenue	$741,141	$418,142	$429,559
Performance Obligations
No revenue was recognized during the years ended December 31, 2021, 2020 and 2019 from performance obligations satisfied in previous periods.
As of December 31, 2021, revenue for unsatisfied performance obligations expected to be recognized in the future is $4.0 million, which will be recognized in 2022 in its entirety. The remaining performance obligations primarily relate to subscription services such as time-based job posting plans, upsell services, and resume database plans. Remaining performance obligations include amounts that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.
5.Property and Equipment, net
Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Computer, equipment and software	$7,141	$5,533
Furniture and fixtures	1,818	1,901
Leasehold improvements	8,605	4,495
Construction in progress	3	743
	17,567	12,672
Less: Accumulated depreciation	(8,865)	(7,629)
Total property and equipment, net	$8,702	$5,043
Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $2.3 million, $2.2 million, and $2.4 million, respectively.
6.Internal-Use Software, net
Internal-use software consists of the following (in thousands):

	December 31,
	2021	2020
Internal-use software	$31,902	$25,437
Less: Accumulated amortization	(18,245)	(14,246)
Total internal-use software, net	$13,657	$11,191
Amortization expense for internal-use software for the years ended December 31, 2021, 2020, and 2019 was $7.2 million, $7.4 million, and $5.9 million, respectively.

ZipRecruiter, Inc.

Future amortization expense of the Company’s internal-use software as of December 31, 2021 is as follows for the years ending December 31, (in thousands):

2022	$6,199
2023	4,382
2024	2,552
2025	524
Total future amortization expense	$13,657

7.Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued marketing	$22,493	$6,006
Accrued bonuses	13,387	11,202
Accrued partner expenses	8,457	5,554
Accrued 401(k) contributions	2,905	2,414
Accrued commissions	5,790	3,332
Accrued non-income taxes	11,250	600
Accrued refunds and customer liabilities	3,646	2,423
Employee stock purchase plan contributions	3,559	—
Other accrued expenses	14,726	7,311
Total accrued expenses	$86,213	$38,842

s
8.Prior Term Loan and Prior Revolving Credit Facility
On March 21, 2017, the Company entered into a loan and security agreement (“Agreement”). The Agreement provided the Company with a credit facility (“Revolving Line”) providing for borrowings up to $12.5 million and allowed the Company term loan advances (“Term Loan”) up to $10.0 million. On November 30, 2018, the Company entered an amendment (the “Third Amendment to the Loan and Security Agreement”) to the Agreement whereby the Revolving Line limit was increased from $12.5 million to $20.0 million and the maturity date was extended to November 28, 2021. The Third Amendment to the Loan and Security Agreement also extended the Term Loan maturity date to November 1, 2022 and required the Company to draw down the full Term Loan limit of $10.0 million on November 30, 2018. Under the Third Amendment to the Loan and Security Agreement, the Revolving Line bore interest at a floating per annum rate of 0.4% above the bank’s Prime Rate and interest on the Term Loan was adjusted to a per annum rate equal to 0.4% above the bank’s Prime Rate as of the funding date.
On November 21, 2019, the Company entered into a subsequent amendment (the “Amended and Restated Loan and Security Agreement”) to the Agreement whereby the Revolving Line limit was increased from $20.0 million to $25.0 million and the maturity date was extended to November 21, 2022. The Amended and Restated Loan and Security Agreement also increased the amount available under the Term Loan to $20.0 million and extended the maturity date to November 1, 2023. Additionally, the Company was subject to interest equal to 0.5% per annum of the average unused portion of the Term Loan. Both the Revolving Line and the Term Loan were collateralized by the security interests in substantially all of the Company’s assets.

ZipRecruiter, Inc.

In June 2020, the Company paid off and extinguished its Term Loan of $20.0 million.
On September 2, 2020 the Company executed an amendment to the Amended and Restated Loan and Security Agreement (the “Second Amended and Restated Loan and Security Agreement”), which increased the amount available under the Revolving Line from $25.0 million to $35.0 million, changed the maturity date of the Revolving Line to September 2, 2022 and modified the interest rate on the Revolving Line to be the floating per annum rate equal to the greater of (i) 0.25% above the bank’s Prime Rate, and (ii) 4.5%.
The Second Amended and Restated Loan and Security Agreement provided for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, insolvency, and default on certain agreements related to indebtedness. Upon the occurrence of an event of default and at the option of the lender, all amounts outstanding under the Second Amended and Restated Loan and Security Agreement may be declared to be immediately due and payable.
The Second Amended and Restated Loan and Security Agreement contained financial covenants and other customary affirmative and negative covenants, including, among other terms and conditions, delivering financial statements and other financial information by certain due dates, achieving certain EBITDA targets as defined in the agreement, maintaining a minimum remaining months of liquidity requirement, restrictions on changes in business, management, control of business locations, indebtedness, dispositions of certain business or property, mergers or acquisitions, subordinated debt, maintenance of collateral accounts and payment of dividends or distributions.
As of December 31, 2021 and 2020 the Company had no outstanding borrowings under the Revolving Line and no amounts outstanding under the Term Loan. The average interest rate for the years ended December 31, 2021, 2020, and 2019 was not meaningful, 5.1% and 5.7%, respectively. Total interest expense was immaterial for the years ended December 31, 2021, 2020, and 2019, and was recorded in interest expense in the Consolidated Statements of Operations. The interest expense incurred under the Revolving Line in the year ended December 31, 2021 was for fees on the unused portion of the Revolving Line.
The Revolving Line was terminated in April 2021 and replaced with a new credit facility as described further in Note 9.

9.New Credit Facility
In April 2021, the Company terminated its Second Amended and Restated Loan and Security Agreement and entered into a new $250.0 million credit facility agreement with a syndicate of banks. The new credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon the Company’s Net Leverage Ratio. The Company’s Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $100.0 million, divided by the trailing twelve month of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. The Company is also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the new credit facility at a rate between 0.25% to 0.35%, depending on the Company’s Net Leverage Ratio.
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

ZipRecruiter, Inc.

The new credit facility agreement contains customary representations, warranties, affirmative covenants, such as financial statement reporting requirements, negative covenants, and financial covenants, such as maintenance of certain net leverage ratio requirements. The negative covenants include restrictions that, among other things, restrict the Company’s ability to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The Company was in compliance with the financial covenants as of December 31, 2021.
On November 19, 2021, the Company entered into an amendment to the new credit agreement with a syndicate of banks and the lenders named therein (the “Credit Agreement”), to amend certain other provisions under the Credit Agreement relating to how letters of credit denominated in currencies other than U.S. Dollars are valued under the Credit Agreement.
The Company had no amounts outstanding under the new credit facility as of December 31, 2021. The amount available under the credit facility as of December 31, 2021 was $244.2 million, which is the credit limit less letters of credit outstanding of $5.8 million. For the year ended December 31, 2021, the fees paid on committed but unused credit facilities were $0.4 million, which was recorded in interest expense in the Consolidated Statements of Operations.

10.Convertible Notes with Related Parties
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

11.Commitments and Contingencies
Purchase Commitments
As of December 31, 2021, the Company had various noncancelable purchase commitments relating to software service agreements. Future minimum commitments are $7.6 million for 2022, $10.0 million for 2023, $10.0 million for 2024, and $8.3 million for 2025, and no further commitments for 2026 and beyond.
Legal Matters
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability. However, if the Company determines that a contingent loss is reasonably possible and the loss or range of loss can be estimated, the Company will disclose the possible loss in the consolidated financial statements. Legal costs relating to loss contingencies are expensed as incurred.
In April 2019, the Company was named as a defendant in a putative class action lawsuit filed by a former employee in the Los Angeles Superior Court alleging that the Company violated the Fair Credit Reporting Act as well as owed certain compensation to employees. In January 2020, the former
91

ZipRecruiter, Inc.

employee filed a related representative action in the Los Angeles Superior Court under the Private Attorney General Act alleging similar claims regarding compensation owed to employees. In January 2021, the Company filed a motion for summary judgment or, in the alternative, summary adjudication, which was granted in part and denied in part. At the date these consolidated financial statements were issued, the parties had agreed to settle the lawsuit for an immaterial amount and accordingly, the Company recorded a liability within accrued expenses as of December 31, 2021.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of December 31, 2021, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.
Non-income Taxes
The Company collects and remits sales and use, value added taxes, and other taxes (“non-income taxes”) relating to the sale of the Company’s products and services in various jurisdictions. The Company accrues non-income taxes that may result from examinations by, or any anticipated negotiated agreements with, these tax authorities when a loss is probable and reasonably estimable. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, then the reasonably possible loss is disclosed. Due to the inherent complexity and uncertainty of these matters and judicial process in certain jurisdictions, the final outcome may be materially different from the Company’s expectations. During the year ended December 31, 2021, the Company recognized $8.7 million of non-income tax expense recorded in general and administrative expense.
Restructuring
On March 31, 2020, the Company announced and committed to a restructuring plan to contain costs and further strengthen its liquidity profile in response to the impact of the COVID-19 pandemic. This plan resulted in a reduction in the Company’s workforce of approximately 40%. The Company recorded restructuring costs of $5.7 million in the first quarter of 2020 primarily related to employee severance and continuation of health benefits. Included in the $5.7 million restructuring costs is a non-cash charge of $0.8 million pertaining mainly to the modification of stock option awards for terminated employees. These awards were modified to extend the post-termination exercise period of vested options. Restructuring costs are presented as $3.7 million in sales and marketing, $1.0 million in research and development, and $1.0 million in general and administrative expenses within the Consolidated Statement of Operations. The Company reversed the remaining amounts of $0.2 million associated with the restructuring costs liability that were outstanding as of December 31, 2020 during 2021 when it was determined the remaining costs would not need to be paid, and no new costs were recorded during the year.

ZipRecruiter, Inc.

The following table presents the roll forward of the restructuring costs liability for the years ended December 31, 2021 and 2020 (in thousands), which is included in accrued expenses in the Company’s Consolidated Balance Sheets:

	Year Ended December 31,
	2021	2020
Accrual, at beginning of year	$233	$—
Expense	—	4,947
Cash payments	—	(4,281)
Non-cash adjustments	(233)	(433)
Accrual, at end of year	$—	$233

12.Leases
The Company has various noncancelable operating leases for its offices. These existing leases have remaining lease terms ranging from 1 to 10 years. Certain lease agreements contain renewal options, termination rights, rent abatement and/or escalation clauses with renewal terms that can extend the lease term from 1 to 10 years.
The Company signed an operating lease on March 2, 2020 with a term of 128 months commencing on August 29, 2020. The execution of the lease resulted in an operating lease ROU asset obtained in exchange for new operating lease liabilities of $5.8 million. The Company had the option to terminate a portion of the leased building (“Partial Premises”) on the last day of the 12th month of the lease term for a fee. The Company was reasonably certain it would exercise the Partial Premises termination option at lease commencement and subsequently exercised this termination option.
The Company cannot determine with reasonable certainty that any other options will be exercised and therefore only the Partial Premises termination option is considered when recording the Company’s operating lease ROU assets, operating lease liabilities or lease expense.
The components of lease cost related to the Company’s operating leases are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$6,816	$7,572	$7,434
Short-term lease cost	7	237	380
Variable lease cost	1,203	1,399	1,456
Sublease income	(151)	(1,051)	(1,170)
Net lease cost	$7,875	$8,157	$8,100
The Company made cash payments for amounts included in the measurement of operating lease liabilities of $4.3 million, $7.3 million, and $8.0 million, net of tenant improvement allowances received of $3.9 million, $0.5 million, and $0 for the years ended December 31, 2021, 2020, and 2019, respectively.
Supplemental information related to the Company’s operating leases is as follows:

	December 31,
	2021	2020	2019
Weighted-average remaining lease term	5.4 years	5.5 years	4.5 years
Weighted-average incremental borrowing rate	5.1%	5.2%	5.3%

ZipRecruiter, Inc.

Future undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities as of December 31, 2021 are as follows (in thousands):

2022	$7,229
2023	6,860
2024	5,073
2025	2,742
2026	1,228
Thereafter	5,693
Total lease payments	28,825
Less: imputed interest	(3,537)
Present value of operating lease liabilities	$25,288
In April 2016, the Company entered into a noncancelable sublease agreement for one of its office facilities through March 2021. The Company computes rental income on a straight-line basis over the lease term. The difference between rental income and rental payments over the lease term is recorded as an unbilled rent receivable. In March 2021, the sublease term concluded and the Company did not renew.
13.Common Stock and Redeemable Convertible Preferred Stock
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

ZipRecruiter, Inc.

14.Stock-Based Compensation
Total stock-based compensation expense is recorded in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$1,093	$73	$119
Sales and marketing	17,865	704	1,031
Research and development	34,230	3,050	3,159
General and administrative	54,070	1,925	2,431
Total stock-based compensation	$107,258	$5,752	$6,740
2012 and 2014 Equity Incentive Plans
Prior to adoption of the 2021 Equity Incentive Plan (the “2021 Plan”), the Company granted awards under the 2012 Equity Incentive Plan (the “2012 Plan”) or 2014 Equity Incentive Plan (the “2014 Plan”), collectively the “Prior Plans”. All awards currently are granted from the 2021 Plan. However, the Prior Plans continue to govern the terms and conditions of the outstanding awards previously granted under the 2012 Plan and 2014 Plan.
The Prior Plans permitted the grant of incentive stock options to employees and the grant of nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants at the sole discretion of the board of directors. The Prior Plans also allowed for the administrator of the plan to include terms in an award agreement that the option holder may exercise in whole or part of the option prior to the full vesting of those options.
Under the amended and restated certificate of incorporation, all outstanding options to purchase common stock became options to purchase an equivalent number of shares of Class B common stock and all RSUs became RSUs for an equivalent number of shares of Class B common stock under the Prior Plans.
2021 Equity Incentive Plan
In April 2021, the Company adopted the 2021 Plan, which became effective on May 14, 2021 in connection with the Direct Listing. The 2021 Plan permits the grant of incentive stock options to employees and the grant of non-qualified stock options, restricted stock, restricted stock awards, RSUs, stock appreciation rights, performance units, performance shares and stock bonus awards to the Company’s employees, directors, and consultants. Under the 2021 Plan, 10.7 million shares were initially reserved for issuance of Class A common stock. The number of shares initially reserved for issuance pursuant to awards under the 2021 Plan will be increased by (i) (a) any reserved shares not issued or subject to outstanding awards granted under the Prior Plans that cease to be subject to such awards by forfeiture or otherwise after the effective date, (b) shares issued under the Prior Plans before or after the effective date pursuant to the exercise of stock options that are, after the effective date, forfeited, (c) shares issued under the Prior Plans that are repurchased by the Company at the original purchase price or are otherwise forfeited, and (d) shares that are subject to stock options or other awards under the Prior Plans that are used to pay the exercise price of a stock option or withheld to satisfy the tax withholding obligations related to any award and (ii) an annual increase on January 1st of each year beginning in 2022 through 2031, by the lesser of (a) 5% of the number of shares of all classes of the Company’s common stock issued and outstanding on December 31 immediately prior to the date of increase or (b) such number of shares determined by the board of directors. As of December 31, 2021, 3.9 million RSUs and 0.3 million stock options have been issued under the 2021 Plan.

ZipRecruiter, Inc.

2021 Employee Stock Purchase Plan
In August 2021, the Company launched the ESPP. The ESPP provides for concurrent six-month offering and purchase periods beginning February 15 and August 15 of each year. The first offering period commenced on August 15, 2021 and ended on February 14, 2022. The Company has initially reserved 1.3 million shares of its Class A common stock for issuance and sale under the ESPP. On January 1 of each of year, 2022 through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of Class A common stock and shares of preferred stock of the Company (on an as converted to common stock basis) on the immediately preceding December 31; provided that the board of directors or compensation committee may in its sole discretion reduce the amount of the increase in any particular year.
The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount through payroll deductions of their eligible compensation, subject to certain plan limitations. On each purchase date, eligible employees can purchase the Company’s Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the offering date or (ii) the purchase date. The purchase date is the last day of any concurrent offering and purchase period. As of December 31, 2021, no shares of Class A common stock had been issued under the ESPP.
In the year ended December 31, 2021, total stock-based compensation expense of $1.4 million was recognized related to the ESPP. As of December 31, 2021, there was $0.5 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the first offering period. As of December 31, 2021, the Company recorded a liability of $3.6 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses in the accompanying Consolidated Balance Sheet.
Stock Options
Under the Prior Plans and the 2021 Plan (collectively, the “Plans”), options must be granted with exercise prices not less than the fair value of the underlying common stock on the date of grant. Options granted generally vest over periods of up to four years and expire ten years from the grant date. In 2019, the Company amended the terms and conditions of the Israeli Sub-Plan of the 2014 Plan. The Israeli Sub-Plan amendment allows the Company to grant options to Israeli employees or Israeli non-employees with exercise prices less than the fair market value of the underlying common stock on the date of grant. The Company’s policy is to issue new shares of common stock upon the exercise of stock options.
A summary of the Company’s stock option activity under Plans for the year ended December 31, 2021 is as follows (in thousands, except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	19,373	$2.09	5.1	$193,551
Granted	395	2.00
Exercised	(9,569)	1.85
Forfeited/Canceled	(358)	3.50
Outstanding at December 31, 2021	9,841	$2.27	4.9	$223,112
Exercisable at December 31, 2021	8,867	$2.11	4.6	$202,437
The weighted-average grant date fair value per share of options granted for the years ended December 31, 2021, 2020, and 2019 were $23.34, $4.05, and $3.08, respectively. The total intrinsic value of options exercised in 2021, 2020, and 2019 were $182.5 million, $8.5 million, and $3.7 million,

ZipRecruiter, Inc.

respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. During the year ended December 31, 2021, the tax benefit realized from stock option exercises is approximately $29.4 million.
The weighted average assumptions that were used to calculate the grant date fair value of the Company’s stock option grants for the years ended December 31, 2021, 2020, and 2019 were as follows:

	2021	2020	2019
Expected dividend yield	—%	—%	—%
Expected stock price volatility	58.0%	59.4%	54.5%
Risk-free interest rate	1.0%	0.6%	2.0%
Expected term (in years)	6.2	6.0	5.9
Fair value of common stock	$25.10	$5.52	$5.82
During the years ended December 31, 2021, 2020, and 2019, the Company recorded stock-based compensation expense for stock option awards of $4.3 million, $5.7 million and $6.5 million, respectively, under the Plans. As of December 31, 2021, total remaining stock-based compensation expense for unvested stock options is $7.0 million, which is expected to be recognized over a weighted average period of 1.3 years.
In the year ended December 31, 2021, there were also 115,000 options exercised related to an equity grant outside of the Plans. In April 2021, the Company approved an amendment of this grant outside of the Plans, and the amendment resulted in the vesting of an additional 50,000 options. The grantee’s remaining 100,000 unvested options were cancelled and a new grant for 32,500 RSUs was concurrently issued under the 2014 Plan by the Company, which was accounted for as a stock award modification. The incremental stock-based compensation expense recorded in the year ended December 31, 2021 as a result of the modification was not material to the consolidated financial statements.
Restricted Stock Units
The Company has granted RSUs to certain employees and directors of the Company. The granted RSUs vest upon the satisfaction of both a time-based service condition and a liquidity event requirement. The time-based service condition for these awards is generally satisfied over four years. The liquidity event requirement is satisfied upon the earliest to occur of a qualifying event, defined as a change of control transaction or after a set period of time following the effective date of the Company’s initial public offering pursuant to an effective registration statement under the Securities Act for the offer and sale of shares by the Company. A direct listing in which the Company did not sell its equity securities would not have satisfied the liquidity event performance condition; however, on April 19, 2021, the Company’s board of directors waived the liquidity event performance condition for the 6.9 million RSUs then outstanding so those that had satisfied the service condition would vest upon the earlier of the first day of trading of the Company’s common stock on the NYSE, or March 15, 2022. As the satisfaction of the performance condition was not probable for accounting purposes prior to the waiver, the waiver of the liquidity event performance condition resulted in the remeasurement of the modified awards at fair value on the date of the waiver, which management estimated to be $25.04 per share or approximately $172.6 million.
On April 19, 2021, the Company also granted the CEO Performance Award, which provides for a grant of 1.4 million RSUs. The CEO Performance Award consists of five vesting tranches with a vesting schedule based on achieving stock price targets ranging from $67.61 per share to $157.75 per share, which is calculated as the volume-weighted average over a 30-day trading window following the first day

ZipRecruiter, Inc.

the Company becomes a publicly traded company, as well as satisfying certain minimum service requirements of one to five years. The award expires ten years after the grant date.

Tranche	Number of RSUs Eligible to Vest	Company Stock Price Target	Minimum Service Period (in years)
1	279,600	$67.61	1
2	279,600	$82.63	2
3	279,600	$102.66	3
4	279,600	$127.70	4
5	279,600	$157.75	5
The Company estimated the grant date fair value of this award using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation. A Monte Carlo simulation model also was used to estimate a derived service period for each of the five vesting tranches, which is the measure of the expected time to achieve each of the stock price targets. The various assumptions used in the Monte Carlo simulation included an expected dividend yield of zero, expected term of ten years, estimated volatility of 59%, and a risk-free interest rate of 1.6%. Using these inputs, the weighted average grant date fair value was estimated to be $16.34 per share. The weighted average derived service period of each tranche was estimated to be 4.1 years and ranged from 3.2 to 5.0 years. The Company will recognize aggregate stock-based compensation expense of $22.8 million over the derived service period of each tranche using a graded attribution method.
During the year ended December 31, 2021, the Company recorded stock-based compensation expense of $3.6 million related to the CEO Performance Award.
On September 21, 2021, the Company’s former Chief Operating Officer (“COO”) resigned and entered into a transition and separation agreement with the Company, where all RSUs awarded to the former COO prior to the resignation will continue to vest for a certain period of time. This agreement resulted in modifications to the RSUs and options on the date of the separation agreement. Approximately $4.2 million of stock-based compensation expense was recognized by the Company during the year ended December 31, 2021 related to the modification of the awards, representing the incremental fair value of the awards on the date of the modification.
For all RSUs, excluding the CEO Performance Award and modification of the COO awards, the Company recorded stock-based compensation expense of $93.9 million during the year ended December 31, 2021.
A summary of the Company’s RSU activity for the year ended December 31, 2021 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	5,451	$5.75
Granted	6,945	23.75
Vested	(3,595)	25.09
Forfeited/Canceled	(1,269)	25.57
Unvested at December 31, 2021	7,532	$24.20
The weighted-average grant date fair value per share of RSUs granted for the years ended December 31, 2021, 2020, and 2019 were $23.75, $5.72, and $5.88, respectively. The total fair value of RSUs vested during the year ended December 31, 2021 was $79.8 million. There were no RSUs that

ZipRecruiter, Inc.

vested during the years ended December 31, 2020 and 2019, as none of the Company’s outstanding RSUs vested until completion of the Company’s Direct Listing on May 26, 2021. As of December 31, 2021, total unrecognized stock-based compensation expense for RSUs associated with the CEO Performance Award was $19.2 million, which is expected to be recognized over a weighted average period of 3.4 years. For the remaining RSUs, total unrecognized stock-based compensation expense for unvested RSUs as of December 31, 2021 was $147.9 million, which is expected to be recognized over a weighted average period of 1.6 years.
15.Income Taxes
The following are domestic and foreign components of the Company’s income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(11,127)	$63,075	$(7,024)
Foreign	1,851	1,262	1,263
Income (loss) before income taxes	$(9,276)	$64,337	$(5,761)
The components of the Company's income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State and local	438	572	144
Foreign	1,632	633	499
Total current income tax expense	2,070	1,205	643
Deferred:
Federal	(10,147)	(14,189)	7
State and local	(4,702)	(8,582)	3
Foreign	(97)	(145)	(65)
Total deferred income tax benefit	(14,946)	(22,916)	(55)
Total income tax expense (benefit)	$(12,876)	$(21,711)	$588

ZipRecruiter, Inc.

A reconciliation of the income taxes computed at the U.S. federal statutory tax rate of 21% to the income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	$(1,948)	$13,511	$(1,210)
State and local income taxes, net of federal benefit	(2,102)	3,596	223
Foreign income inclusion	—	24	348
Foreign rate differential	250	(63)	23
Stock-based compensation expense	(18,518)	349	776
Transaction costs	4,792	—	—
Officers compensation limitation	7,828	—	—
Nondeductible expenses	235	359	898
Tax credits	(3,112)	(1,444)	(6,286)
Change in valuation allowance	—	(37,706)	6,392
Return to provision	(389)	(382)	(539)
Other	88	45	(37)
Income tax expense (benefit)	$(12,876)	$(21,711)	$588
The components of deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred income tax assets:
Net operating loss carryforwards	$14,655	$9,405
Stock-based compensation	3,634	2,138
Accrued expenses	7,712	1,491
Tax credit carryforwards	16,744	13,513
Operating lease liabilities	6,501	6,904
Total deferred tax assets	49,246	33,451
Deferred tax liabilities:
Property and equipment	(971)	(84)
Operating lease right-of-use assets	(4,760)	(5,797)
Intangible assets and goodwill	(3,262)	(2,570)
Deferred commissions	(2,224)	(1,917)
Total deferred tax liabilities	(11,217)	(10,368)
Total net deferred tax assets	$38,029	$23,083
The Company regularly assesses the need for a valuation allowance against its deferred tax assets as prescribed by ASC 740, Income Taxes. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, which includes historical operating performance, including a current year pretax loss associated with expenses related to the Direct Listing, and the Company’s ability to generate sufficient taxable income in the future, whether it is more likely than not that some or all the deferred tax assets will not be realized. As a result of the Company’s profitability in 2020 and estimates of future taxable income, the Company determined that it was more likely than not the

ZipRecruiter, Inc.

deferred tax assets will be realized, and accordingly, released the valuation allowance of $37.7 million against the deferred tax assets during 2020.
The change in the valuation allowance was comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Valuation allowance, at beginning of year	$—	$37,706	$31,314
Increase in valuation allowance recorded through earnings	—	—	6,392
Release of valuation allowance recorded through earnings	—	(37,706)	—
Valuation allowance, at end of year	$—	$—	$37,706
As of December 31, 2021 and 2020, the Company had gross U.S. federal operating loss carryforwards of $54.0 million and $33.7 million, respectively, and gross state operating loss carryforwards of $58.3 million and $34.6 million, respectively. Of the gross federal and state operating loss carryforwards as of December 31, 2021, $54.0 million and $4.4 million, respectively, carryforward indefinitely. The remaining gross state operating loss carryforwards as of December 31, 2021 will expire at various dates beginning in the year ending December 31, 2026, if not utilized. Additionally, as of December 31, 2021 and 2020, the Company had U.S. federal credit carryforwards of $14.7 million and $12.2 million, respectively, and state credit carryforwards of $9.9 million and $7.6 million, respectively. These amounts differ from the listing of deferred taxes above due to the federal detriment of state benefits, and unrecognized tax benefits recorded against the deferred tax. The federal credit carryforwards will begin to expire at various dates beginning in 2033 while the majority of gross state credit carryforwards are not subject to expiration.
Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation provided for in the Internal Revenue Code and similar state codes. Such annual limitation could result in the expiration of net operating loss and credit carryforwards before utilization. The Company does not believe that such limitation rules will have a material impact on the consolidated financial statements.
The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefit, beginning of year:	$5,121	$4,728	$71
Gross increases - tax positions in prior year	—	—	3,281
Gross increases - tax positions in current year	1,216	752	1,402
Gross decreases - tax positions in prior year	—	(359)	(26)
Gross decreases - tax positions in current year	—	—	—
Unrecognized tax benefit, end of year	$6,337	$5,121	$4,728
For the years ended December 31, 2021 and 2020, the Company had gross unrecognized tax benefits of $6.3 million and $5.1 million, respectively. If recognized, $5.8 million of unrecognized tax benefits would impact the Company’s effective tax rate. The Company has not accrued interest or penalties related to unrecognized tax benefits reflected in the consolidated financial statements during the years ended December 31, 2021, 2020, and 2019. The Company believes that any change to the unrecognized tax benefits in the next 12 months will not be material to the consolidated financial statements.

ZipRecruiter, Inc.

In the normal course of business, the Company is subject to taxation in and is regularly audited by federal, state, and foreign tax authorities. As of December 31, 2021, the Company is not under audit by the Internal Revenue Service, any state authority, or any material foreign jurisdiction for income taxes for any open years. Due to the Company’s net operating loss carryforwards, the Company’s domestic income tax returns are open to examination by the Internal Revenue Service beginning with tax year 2012 and by state taxing authorities beginning with tax year 2011.
The Company has determined certain foreign earnings to be indefinitely reinvested outside the United States. The Company regularly evaluates its reinvestment policy on a quarterly basis and will adjust its estimate of its income tax provision accordingly to the extent there is a change and an adjustment is required. As of December 31, 2021, the amount of undistributed earnings was approximately $3.1 million. The Company has not provided for U.S. income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the United States. As of December 31, 2021, the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which U.S. income taxes have not been provided is immaterial to the consolidated financial statements.
Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
On March 27, 2020, the CARES Act was enacted in the United States to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 public health emergency. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.
As allowed by the CARES Act, the Company deferred the payment of certain federal payroll taxes. This relief program is applicable for wages paid through December 31, 2020 and requires 50% of the amounts deferred to be paid by December 31, 2021 with the remaining amount paid by December 31, 2022. As of December 31, 2021, the deferred payroll tax liability was $1.7 million, all of which was presented in current liabilities in the accompanying Consolidated Balance Sheet.
16.Subsequent Events
Issuance of Senior Unsecured Notes
On January 7, 2022, the Company completed its previously announced private offering of $550.0 million aggregate principal amount of Senior Notes due 2030 (the “Notes”). The Notes mature on January 15, 2030 and bear interest at a rate of 5% per year. Interest on the Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2022. The Notes will be the Company’s general unsecured senior obligations.
The Notes were issued pursuant to an indenture dated as of January 12, 2022 (the “Indenture”) among the Company, and its trustee. The Indenture contains certain customary negative covenants, including, but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, and limitations on asset sales. The Indenture also contains customary events of default.
The Company has the option, at its discretion, to redeem all or a part of the Notes as follows:
(i) At any time prior to January 15, 2025, the Company may redeem all or part of the Notes, at its option, at a redemption price equal to 100% of the principal amount plus a make-whole premium as defined in the agreement, and any accrued and unpaid interest, if any; and
(ii) At any time on or after January 15, 2025, the Company may redeem all or any portion of the Notes, at the redemption prices equal to the percentage of principal amount set forth below, plus accrued

ZipRecruiter, Inc.

and unpaid interest, if any, if redeemed during the twelve-month period beginning on January 15 of the year indicated below:

Year	Percentage
2025	102.50%
2026	101.25%
2027 and thereafter	100.00%
Prior to January 15, 2025, the Company has the option to redeem up to 40% of the aggregate principal amount of the Notes from net cash proceeds from certain equity offerings at a redemption price equal to 105% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest.
Upon the occurrence of a change of control triggering event (as defined in the Indenture), the Company must offer to repurchase the Notes at a repurchase price equal to 101% of the aggregate principal amount of the Notes to be repurchased, and any accrued and unpaid interest.
Second Amendment to the Credit Agreement
On January 10, 2022, the Company entered into a Second Amendment to the Credit Agreement (the “Second Amendment”) with a syndicate of banks and the lenders named therein. The Second Amendment increases the maximum amount of liquidity (including cash and permitted investments) that may be netted against the Company’s total indebtedness from $100.0 million to $550.0 million for purposes of calculating the Company’s total net leverage ratio under the Credit Agreement.
Share Repurchase Program
In February 2022, the Company’s board of directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock, with no fixed expiration. The Company may execute the repurchases from time to time. The timing and amount of repurchases will depend on general business and market conditions and trading restrictions. The Company is not obligated to make any purchases and the program may be suspended or discontinued at any time.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

ZipRecruiter, Inc.

Management’s Report on Internal Control over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On February 28, 2022, the compensation committee of the Board approved and adopted an Annual Executive Incentive Plan, or AEIP, to provide potential annual cash bonus and/or RSU awards for our employees, including named executive officers and certain other key executives and employees, subject to the achievement of certain performance goals established by the Board or the compensation committee of the Board. The performance goals may differ from participant to participant and from award to award. For 2022, the final award amounts will be determined and payable in the first quarter of 2023.
The foregoing description of the AEIP does not purport to be complete and is subject to, and qualified in its entirety by, the complete text of the AEIP, a copy of which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of calendar year 2021 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 11. Executive Compensation
The information required by Item 11 will be included in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of calendar year 2021 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of calendar year 2021 pursuant to Regulation 14A, which information is incorporated herein by this reference.

ZipRecruiter, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of calendar year 2021 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of calendar year 2021 pursuant to Regulation 14A, which information is incorporated herein by this reference.

ZipRecruiter, Inc.

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements:
The financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”
(2) Financial Statement Schedules:
All financial statement schedules have been omitted, since the required information is not applicable, or because the information required is included in the consolidated financial statements and accompanying notes.
(3) Exhibits:

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation.	8-K	001-40406	3.1	5/17/2021
3.2	Restated Bylaws.	8-K	001-40406	3.2	5/17/2021
4.1	Form of Class A common stock certificate.	S-1	333-255488	4.1	4/23/2021
4.2	Form of Class B common stock certificate.	S-8	333-256155	4.6	5/14/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated April 22, 2021, by and between ZipRecruiter, Inc. and certain security holders.	S-1	333-255488	4.2	4/23/2021
4.4	Indenture, dated as of January 12, 2022, among ZipRecruiter, Inc. and Computershare Trust Company, N.A., as trustee.	8-K	001-40406	4.1	1/12/2022
4.5	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.4).	8-K	001-40406	4.1	1/12/2022
4.6	Description of Registered Securities.					X
10.1*	Form of Indemnification Agreement by and between ZipRecruiter, Inc. and each of its directors and executive officers.	S-1	333-255488	10.1	4/23/2021
10.2*	2012 Stock Plan and forms of award agreements thereunder.	S-1	333-255488	10.2	4/23/2021
10.3*	2014 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-255488	10.3	4/23/2021
10.4*	2021 Equity Incentive Plan and the forms of award agreements thereunder.	S-8	333-256155	4.9	5/14/2021
10.5*	2021 Employee Stock Purchase Plan.	S-1	333-255488	10.5	4/23/2021
10.6*	Offer Letter by and between ZipRecruiter, Inc. and Ian Siegel, dated April 22, 2021.	S-1	333-255488	10.6	4/23/2021

ZipRecruiter, Inc.

10.7*	Offer Letter by and between ZipRecruiter, Inc. and Boris Shimanovsky, dated April 22, 2021.	S-1	333-255488	10.7	4/23/2021
10.8*	Offer Letter by and between ZipRecruiter, Inc. and Renata Dionello, dated April 22, 2021.	S-1	333-255488	10.8	4/23/2021
10.9*	Form of Change in Control and Severance Agreement.	S-1	333-255488	10.9	4/23/2021
10.10†	Office Lease, dated May 16, 2014, by and between Douglas Emmett 1995, LLC and ZipRecruiter, Inc.	S-1	333-255488	10.10	4/23/2021
10.11	Consent to Sublease Agreement, dated November 14, 2014, by and among Douglas Emmett 1995, LLC, IBISWORLD, and ZipRecruiter, Inc.	S-1	333-255488	10.11	4/23/2021
10.12	Commercial Lease, dated November 8, 2016, by and between Cousins Fund II Phoenix III, LLC and ZipRecruiter, Inc.	S-1	333-255488	10.12	4/23/2021
10.13†	First Amendment to Office Lease, dated May 23, 2017, by and between Douglas Emmett 1995, LLC and ZipRecruiter, Inc.	S-1	333-255488	10.13	4/23/2021
10.14	First Amendment to Commercial Lease, dated August 31, 2017, by and between Cousins Fund II Phoenix III, LLC and ZipRecruiter, Inc.	S-1	333-255488	10.14	4/23/2021
10.15	Lease Agreement, dated September 30, 2017, between Hudson 604 Arizona, LLC and ZipRecruiter, Inc.	S-1	333-255488	10.15	4/23/2021
10.16	First Amendment to Lease Agreement, dated December 15, 2017, by and between Hudson 604 Arizona, LLC and ZipRecruiter, Inc.	S-1	333-255488	10.16	4/23/2021
10.17	Sublease Agreement, dated January 31, 2018, between SwitchUp Ltd. and ZipRecruiter Israel Ltd.	S-1	333-255488	10.17	4/23/2021
10.18†	Second Amendment to Office Lease, dated May 3, 2018, by and between Douglas Emmett 1995, LLC, and ZipRecruiter, Inc.	S-1	333-255488	10.18	4/23/2021
10.19	Office Lease, dated March 2, 2020, by and between DARED 89 LLC and ZipRecruiter, Inc.	S-1	333-255488	10.19	4/23/2021
10.20	Second Amended and Restated Loan and Security Agreement, dated September 20, 2020, between the Company and Silicon Valley Bank.	S-1	333-255488	10.20	4/23/2021
10.21*	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement, granted April 19, 2021, by and between ZipRecruiter, Inc. and Ian Siegel.	S-1	333-255488	10.21	4/23/2021
10.22*	Letter Agreement, dated April 22, 2021, by and between ZipRecruiter, Inc. and Ian Siegel.	S-1	333-255488	10.22	4/23/2021

ZipRecruiter, Inc.

10.23	Credit Agreement, dated April 30, 2021, by and among ZipRecruiter, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	S-1	333-255488	10.23	4/23/2021
10.24†	Third Amendment to Office Lease, dated January 7, 2019, by and between Douglas Emmett 1995, LLC and ZipRecruiter, Inc.	S-1	333-255488	10.24	4/23/2021
10.25	Amendment No. 1 to Credit Agreement, dated November 19, 2021, by and among ZipRecruiter, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.					X
10.26	Amendment No. 2 to Credit Agreement, dated January 10, 2022, by and among ZipRecruiter, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-40406	10.1	1/12/2022
10.27*	2021 Employee Stock Purchase Plan Sub-Plan for Israeli Participants.	8-K	001-40406	99.1	9/22/2021
10.28*	Letter Agreement, dated September 28, 2021, by and between ZipRecruiter, Inc. and Qasim Saifee.					X
10.29*	Letter Agreement, dated December 15, 2021, by and between ZipRecruiter, Inc. and David Travers.					X
10.30*	Annual Executive Incentive Plan.					X
21.1	Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (see signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

ZipRecruiter, Inc.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.	X
* Management contract or compensatory plan or arrangement.
† Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

ZipRecruiter, Inc.

Item 16. Form 10-K Summary
None.

ZipRecruiter, Inc.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on March 3, 2022.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Ryan Sakamoto and Timothy Yarbrough, jointly and severally, his or her attorneys-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ian Siegel	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2022
Ian Siegel

/s/ Timothy Yarbrough	Chief Financial Officer (Principal Financial Officer)	March 3, 2022
Timothy Yarbrough

/s/ Amy Garefis	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2022
Amy Garefis

/s/ Emilie Choi	Director	March 3, 2022
Emilie Choi

/s/ Cipora Herman	Director	March 3, 2022
Cipora Herman

/s/ Blake Irving	Director	March 3, 2022
Blake Irving

/s/ Brian Lee	Director	March 3, 2022
Brian Lee

/s/ Eric Liaw	Director	March 3, 2022
Eric Liaw