Form 10-Q
period 2022-03-31
ZIPRECRUITER, INC.
filed 2022-05-13
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 87,498,133 shares of Class A common stock outstanding and 30,361,349 shares of Class B common stock outstanding as of May 5, 2022.

Page
Part I - Financial Information	6
Item 1. Unaudited Condensed Consolidated Financial Statements	6
Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	6
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021	7
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and 2021	8
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	9
Notes to the Condensed Consolidated Financial Statements	10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	37
Part II - Other Information	39
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3. Defaults Upon Senior Securities	69
Item 4. Mine Safety Disclosures	69
Item 5. Other Information	69
Item 6. Exhibits	70
Signatures	72

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
As used herein, “ZipRecruiter,” “the Company,” “we,” “us,” “our,” and similar terms include ZipRecruiter, Inc. and its subsidiaries, unless the context indicates otherwise.
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZipRecruiter, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash	$745,393	$254,621
Accounts receivable, net of allowances of $3,482 and $3,325 at March 31, 2022 and December 31, 2021, respectively	51,680	41,657
Prepaid expenses and other assets	10,599	9,721
Deferred commissions, current portion	4,608	4,640
Total current assets	812,280	310,639
Property and equipment, net	9,050	8,702
Operating lease right-of-use assets	15,900	18,515
Internal use software, net	14,466	13,657
Deferred commissions, net of current portion	3,962	4,011
Goodwill	1,724	1,724
Deferred tax assets, net	43,388	38,029
Other assets	1,151	3,342
Total assets	$901,921	$398,619

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$22,000	$24,862
Accrued expenses	72,371	86,213
Accrued interest	5,957	—
Deferred revenue	25,498	23,253
Operating lease liabilities, current portion	6,033	6,109
Other current liabilities	5,735	2,457
Total current liabilities	137,594	142,894
Operating lease liabilities, net of current portion	17,530	19,179
Long-term borrowings	540,862	—
Other long-term liabilities	2,318	1,578
Total liabilities	698,304	163,651
Commitments and contingencies (Note 7)

Stockholders' equity
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of March 31, 2022 and December 31, 2021; 87,380 and 87,843 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.00001 par value; 700,000 shares authorized as of March 31, 2022 and December 31, 2021; 30,557 and 30,571 shares issued and 30,362 and 30,376 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class B treasury stock, 195 shares outstanding as of March 31, 2022 and December 31, 2021	(644)	(644)
Additional paid-in capital	263,627	303,395
Accumulated deficit	(59,367)	(67,784)
Total stockholders' equity	203,617	234,968
Total liabilities and stockholders' equity	$901,921	$398,619
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$227,260	$125,372
Cost of revenue	21,606	15,961
Gross profit	205,654	109,411
Operating expenses
Sales and marketing	137,590	63,476
Research and development	29,644	17,015
General and administrative	24,196	12,454
Total operating expenses	191,430	92,945
Income from operations	14,224	16,466
Other income (expense)
Interest expense	(6,285)	(209)
Sublease income	—	292
Other income (expense), net	(25)	94
Total other income (expense), net	(6,310)	177
Income before income taxes	7,914	16,643
Income tax expense (benefit)	(503)	3,245
Net income	8,417	13,398
Less: Accretion of redeemable convertible preferred stock	—	(997)
Less: Undistributed earnings attributable to participating securities	—	(2,913)
Net income attributable to Class A and Class B common stockholders	$8,417	$9,488
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.07	$0.12
Diluted	$0.07	$0.10
Weighted average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	118,806	78,834
Diluted	127,050	98,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three Months Ended March 31, 2022
	Redeemable Convertible Preferred Stock				Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Series A		Series B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	—	$—	87,843	$1	30,571	$—	(195)	$(644)	$303,395	$(67,784)	$234,968
Conversion of Class B stock to Class A stock	—	—	—	—	1,446	—	(1,446)	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	1,180	—	—	—	2,078	—	2,078
Issuance of common stock upon the vesting and settlement of restricted stock units	—	—	—	—	354	—	433	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	21,112	—	21,112
Shares withheld related to net share settlement	—	—	—	—	(133)	—	(181)	—	—	—	(5,902)	—	(5,902)
Shares issued under employee stock purchase plan	—	—	—	—	290	—	—	—	—	—	5,293	—	5,293
Repurchase and retirement of common stock	—	—	—	—	(2,420)	—	—	—	—	—	(62,349)	—	(62,349)
Net income	—	—	—	—	—	—	—	—	—	—	—	8,417	8,417
Balance as of March 31, 2022	—	$—	—	$—	87,380	$1	30,557	$—	(195)	$(644)	$263,627	$(59,367)	$203,617

	Three Months Ended March 31, 2021
	Redeemable Convertible Preferred Stock				Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Series A		Series B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	2,271	$87,118	6,031	$49,738	—	$—	78,283	$—	(195)	$(644)	$21,732	$(71,384)	$(50,296)
Issuance of common stock upon exercise of options	—	—	—	—	—	—	1,965	—	—	—	3,660	—	3,660
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,290	—	1,290
Repurchase and retirement of common stock	—	—	—	—	—	—	(50)	—	—	—	(450)	—	(450)
Accretion of redeemable convertible preferred stock	—	961	—	36	—	—	—	—	—	—	(997)	—	(997)
Net income	—	—	—	—	—	—	—	—	—	—	—	13,398	13,398
Balance as of March 31, 2021	2,271	$88,079	6,031	$49,774	—	$—	80,198	$—	(195)	$(644)	$25,235	$(57,986)	$(33,395)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$8,417	$13,398
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	20,494	1,226
Depreciation and amortization	2,485	2,302
Provision for bad debts	758	244
Deferred income taxes	(5,359)	3,151
Non-cash lease expense	1,304	1,473
Other	1,619	—
Change in operating assets and liabilities:
Accounts receivable	(10,781)	(5,149)
Prepaid expenses and other current assets	(991)	(1,087)
Deferred commissions, net	81	122
Other assets	2,129	59
Accounts payable	(2,882)	(2,191)
Accrued expenses and other liabilities	(9,306)	5,078
Accrued interest	5,957	—
Deferred revenue	2,234	4,259
Operating lease liabilities	(1,726)	(731)
Net cash provided by operating activities	14,433	22,154
Cash flows from investing activities
Purchases of property and equipment	(986)	(1,131)
Capitalized internal use software costs	(2,530)	(2,124)
Net cash used in investing activities	(3,516)	(3,255)
Cash flows from financing activities
Proceeds from issuance of senior unsecured notes	550,000	—
Payment of senior unsecured notes’ issuance fees	(9,378)	—
Payment for net settlement of taxes on restricted stock units	(5,902)	—
Repurchase of common stock	(62,349)	(450)
Proceeds from exercise of stock options	2,191	2,077
Proceeds from issuance of stock under employee stock purchase plan	5,293	—
Net cash provided by financing activities	479,855	1,627
Net increase in cash	490,772	20,526
Cash
Beginning of period	254,621	114,539
End of period	$745,393	$135,065
Supplemental disclosure of non-cash activities
Capitalized assets included in accounts payable and accrued expenses	$1,019	$2,084
Stock-based compensation capitalized for software	618	64
In-transit proceeds from exercise of stock options	16	2,547
Accretion of redeemable convertible preferred stock	—	997
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
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”). The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements. Certain reclassifications have been made to prior year presentation to conform to current year presentation.
In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the condensed consolidated financial statements.
There have been no changes in the Company’s accounting policies from those disclosed in the Company’s audited consolidated financial statements and the related notes included in the 2021 Form 10-K.
The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022 or any future period.
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable, and accrued expenses, approximate fair value because of their short-term maturities, except for the Company’s senior unsecured notes which are valued based on quoted prices for the notes in an inactive market. The value of the notes represents a Level 2 input in the fair value hierarchy.
Certain assets, including goodwill and operating leases, are also subject to measurement at fair value on a non-recurring basis using Level 3 or Level 2 inputs, but only when they are deemed to be impaired. As of March 31, 2022 and December 31, 2021, no material impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
Segments and Geographic Information
The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker, the CEO, regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources. During the three months ended March 31, 2022 and 2021, respectively, revenue from countries outside of the United States was not material. In addition, property and equipment and operating lease ROU assets outside of the United States were not material as of March 31, 2022 and December 31, 2021, respectively.
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
One customer accounted for 15% and 16% of the Company's outstanding accounts receivable as of March 31, 2022 and December 31, 2021, respectively. The Company closely monitors the financial

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
condition of the foregoing customer, which has been in good credit standing. No other customer individually accounted for 10% or more of the Company's outstanding accounts receivable as of March 31, 2022 and December 31, 2021, respectively. As such, the Company does not consider the concentration of its accounts receivable to be a material risk. For the three months ended March 31, 2022 and 2021, there were no customers that individually represented 10% or more of revenue.
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
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing model for measuring the allowance for credit losses for financial assets measured at amortized cost (including accounts receivable) to a model that is based on the expected losses rather than incurred losses. Under the new credit loss model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These ASUs provide supplemental guidance and clarification to ASU 2016-13 and must be adopted concurrently with the adoption of ASU 2016-13, cumulatively referred to as “Topic 326.” As an EGC, this guidance is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of this update on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of income tax accounting guidance. As an EGC, this guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. An entity that elects to early adopt ASU 2019-12 in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. The Company is currently evaluating the effects of the adoption of this update on its condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and which removes certain conditions that should be considered in the derivative scope exception evaluation under Subtopic 815-40. The Company early adopted ASU 2020-06 on January 1, 2022 and applied the changes using the modified retrospective approach. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3.Net Income Per Share
Basic and diluted net income per share are computed using the two-class method as required when there are participating securities and multiple classes of common stock. Basic net income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period.
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
In April 2021, the Company filed its amended and restated certificate of incorporation, which resulted in the creation of Class A common stock and Class B common stock. As the liquidation and dividend rights are identical for Class A and Class B common stock (see Note 8), the undistributed earnings under the two-class method are allocated on a proportional basis and the resulting net income per share attributable to common stockholders is, therefore, the same for both Class A and Class B common stock on an individual or combined basis.
The following table presents the Company’s basic net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income per share, basic:
Net income	$8,417	$13,398
Less: Accretion of redeemable convertible preferred stock	—	(997)
Less: Undistributed earnings attributable to participating securities	—	(2,913)
Net income attributable to Class A and Class B common stockholders	$8,417	$9,488
Weighted average shares of Class A and Class B common stock outstanding	118,806	78,834
Net income per share attributable to Class A and Class B common stockholders, basic	$0.07	$0.12
The Company computes diluted net income per share under the two-class method where income is reallocated between common stock, potential common stock and participating securities. Potential common stock includes stock options and restricted stock units (“RSUs”) computed using the treasury stock method and the conversion of the convertible notes and accrued interest using the if converted method.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the Company’s diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income per share, diluted:
Numerator:
Net income attributable to Class A and Class B common stockholders	$8,417	$9,488
Add:
Reallocation of net income attributable to participating securities	—	466
Interest on convertible notes with related parties, net of tax	—	129
Net income attributable to Class A and Class B common stockholders, diluted	$8,417	$10,083

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	118,806	78,834
Effect of dilutive securities:
Options to purchase common stock	7,960	15,774
Convertible notes with related parties	—	3,827
Restricted stock units	284	—
Weighted average shares of Class A and Class B common stock outstanding, diluted	127,050	98,435
Net income per share attributable to Class A and Class B common stockholders, diluted	$0.07	$0.10

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the weighted average number of potentially dilutive common stock equivalents excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	62	10
Restricted stock units	4,859	5,559
Unvested early exercise common stock	—	2
Employee stock purchase plan	224	—
Total shares excluded from diluted net income per share	5,145	5,571
In April 2021, the Company granted an RSU award (the “CEO Performance Award”), which included service, market, and performance based vesting conditions. The CEO Performance Award is excluded from the above table because none of the market conditions had been met as of March 31, 2022.
4.Revenue Information
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Three Months Ended March 31,
	2022	2021
Subscription	$174,823	$100,504
Performance-based	52,437	24,868
Total revenue	$227,260	$125,372
The Company recognized $21.9 million and $12.5 million of revenue during the three months ended March 31, 2022 and 2021, respectively, that was included in the deferred revenue balances as of December 31, 2021 and 2020, respectively.
As of March 31, 2022 and December 31, 2021, the Company had no contract assets.
Performance Obligations
No revenue was recognized during the three months ended March 31, 2022 and 2021 from performance obligations satisfied in previous periods.
As of March 31, 2022, revenue for unsatisfied performance obligations expected to be recognized in the future is $2.0 million, which will be recognized in the current year. The remaining performance obligations primarily relate to subscription services such as time-based job posting plans, upsell services, and resume database plans. Remaining performance obligations include amounts that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued marketing	$28,745	$22,493
Accrued partner expenses	11,122	8,457
Accrued compensation and benefits	11,180	26,621
Accrued commissions	6,122	5,790
Accrued non-income taxes	4,570	11,250
Accrued refunds and customer liabilities	3,797	3,646
Other accrued expenses	6,835	7,956
Total accrued expenses	$72,371	$86,213
6.Debt
Credit Facility
In April 2021, the Company terminated its Second Amended and Restated Loan and Security Agreement dated September 2, 2020 and entered into a new $250.0 million credit facility agreement with a syndicate of banks. The new credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon the Company’s Net Leverage Ratio. The Company’s Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing twelve months of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. The Company is also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the new credit facility at a rate between 0.25% to 0.35%, depending on the Company’s Net Leverage Ratio.
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
On January 10, 2022, the Company entered into a Second Amendment to the Credit Agreement (the “Second Amendment”) with a syndicate of banks and the lenders named therein. The Second Amendment increased the maximum amount of liquidity (including cash and permitted investments) that may be netted against the Company’s total indebtedness from $100.0 million to $550.0 million for

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
purposes of calculating the Company’s total Net Leverage Ratio under the Credit Agreement. The Company was in compliance with the financial covenants as of March 31, 2022.
The Company had no amounts outstanding under the Credit Agreement as of March 31, 2022. The amount available under the credit facility as of March 31, 2022 was $244.1 million, which is the credit limit less letters of credit outstanding of $5.9 million.
Issuance of Senior Unsecured Notes
On January 12, 2022, the Company issued an aggregate principal amount of $550.0 million senior unsecured notes due 2030 (the “Notes”) in a private placement. The Notes and the guarantees are senior unsecured obligations of ZipRecruiter, Inc.
The Notes were issued pursuant to an indenture dated as of January 12, 2022 (the “Indenture”) between the Company and the trustee. Pursuant to the Indenture, the Notes will mature on January 15, 2030 and bear interest at a rate of 5% per year. Interest on the Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2022. Unpaid amounts are included within accrued interest in the Company’s condensed consolidated balance sheets.
The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, liens, consolidations or mergers, and asset sales. The Indenture also contains customary events of default.
At its sole discretion, the Company has the option to redeem all or a part of the Notes as follows:
(i) At any time prior to January 15, 2025, the Company may redeem all or part of the Notes, at its option, at a redemption price equal to 100% of the principal amount plus a make-whole premium as defined in the Indenture, and any accrued and unpaid interest, if any; and
(ii) At any time on or after January 15, 2025, the Company may redeem all or any portion of the Notes, at the redemption prices equal to the percentage of principal amount set forth below, plus accrued and unpaid interest, if any, if redeemed during the twelve-month period beginning on January 15 of the year indicated below:

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
The Company includes its Notes, net of debt issuance costs, within long-term borrowings in its condensed consolidated balance sheets.
The Company accounts for the debt issuance costs incurred related to the Notes using the effective interest method, under which the debt issuance costs are amortized as interest expense until the

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
applicable maturity date. As of March 31, 2022, the Company had a carrying amount of approximately $9.1 million of debt issuance costs related to the Notes.
For the three months ended March 31, 2022, the Company recognized $6.1 million in interest expense related to the senior unsecured notes with an effective interest rate of 5.26%. Such interest expense includes $0.2 million related to the amortization of debt issuance costs.
The aggregate fair value of the Company’s senior unsecured notes as of March 31, 2022 was estimated to be approximately $536.9 million, and is valued based on quoted prices for the notes in an inactive market, which represents a Level 2 input in the fair value hierarchy.
7.Commitments and Contingencies
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
In April 2019, the Company was named as a defendant in a putative class action lawsuit filed by a former employee in the Los Angeles Superior Court alleging that the Company violated the Fair Credit Reporting Act as well as owed certain compensation to employees. In January 2020, the former employee filed a related representative action in the Los Angeles Superior Court under the Private Attorney General Act alleging similar claims regarding compensation owed to employees. In January 2021, the Company filed a motion for summary judgment or, in the alternative, summary adjudication, which was granted in part and denied in part. At the date these condensed consolidated financial statements were issued, the parties had agreed to settle the lawsuit for an immaterial amount and accordingly, the Company recorded a liability within accrued expenses as of March 31, 2022.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of March 31, 2022, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.
Non-income Taxes
The Company collects and remits sales and use, value added and other taxes (“non-income taxes”) relating to the sale of the Company’s services in various jurisdictions. The Company accrues non-income taxes that may result from examinations by, or any anticipated negotiated agreements with, these tax authorities when a loss is probable and reasonably estimable. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, then the reasonably possible loss is disclosed. Due to the inherent complexity and uncertainty of these matters and judicial process in certain jurisdictions, the final outcome may be materially different from the Company’s expectations.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8.Common Stock and Redeemable Convertible Preferred Stock
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
Redeemable Convertible Preferred Stock
In April 2021, the Company amended and restated its certificate of incorporation such that the redeemable convertible preferred stock would automatically convert into shares of common stock upon the effectiveness of the Company’s registration statement related to the direct listing of its Class A common stock on the New York Stock Exchange (the “Direct Listing”).
On May 14, 2021, the holders of the Series A preferred stock and Series B preferred stock converted all outstanding shares of preferred stock into 24.2 million shares of Class B common stock.

9.Share Repurchase Program
In February 2022, the Company’s board of directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. The Company may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors.
The share repurchase program does not obligate the Company to repurchase shares of common stock. There is no minimum or maximum number of shares to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities.
In March 2022, the Company repurchased approximately 0.6 million shares of its Class A common stock through open market purchases at an aggregate cost of $12.3 million. Thereafter, the Company entered into an accelerated share repurchase agreement (“ASR”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) to repurchase an aggregate of $50.0 million in shares of the Company’s Class A common stock.
The Company made an initial payment of $50.0 million to Goldman Sachs and received an initial delivery of 1.8 million shares of its Class A common stock which represented $40.0 million (or 80%) of the ASR. The final number of shares to be repurchased will be based on the volume-weighted average price of the Company’s Class A common stock during the term of the ASR, less fees paid to the bank. The final

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
settlement of the ASR occurred during the second quarter of 2022. The ASR transaction is effectuated pursuant to the Company’s previously announced $100.0 million share repurchase program.
Approximately $37.7 million in shares of the Company’s Class A common stock remains available for future repurchases under the Company’s $100.0 million share repurchase program after completion of the ASR.
All shares repurchased under the share repurchase program were immediately retired. Repurchased shares reduced the Company’s outstanding shares and its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share.
10.Stock-Based Compensation
Total stock-based compensation expense is recorded in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$216	$16
Sales and marketing	2,628	99
Research and development	8,670	825
General and administrative	8,980	286
Total stock-based compensation	$20,494	$1,226
Equity Incentive Plans
Prior to adoption of the 2021 Equity Incentive Plan (the “2021 Plan”), the Company granted awards under the 2012 Equity Incentive Plan (the “2012 Plan”) or 2014 Equity Incentive Plan (the “2014 Plan”, and together with the 2012 Plan, the “Prior Plans”). All awards currently are granted from the 2021 Plan. However, the Prior Plans continue to govern the terms and conditions of the outstanding awards previously granted under the 2012 Plan and 2014 Plan.
Under the amended and restated certificate of incorporation, all outstanding options to purchase common stock became options to purchase an equivalent number of shares of Class B common stock and all RSUs became RSUs for an equivalent number of shares of Class B common stock under the Prior Plans.
In April 2021, the Company adopted the 2021 Plan, which became effective on May 14, 2021 in connection with the Direct Listing. The 2021 Plan permits the grant of incentive stock options to employees and the grant of non-qualified stock options, restricted stock, restricted stock awards, RSUs, stock appreciation rights, performance units, performance shares and stock bonus awards to the Company’s employees, directors, and consultants. Under the 2021 Plan, as of March 31, 2022, 12.4 million shares were reserved for issuance of Class A common stock. The number of shares initially reserved for issuance pursuant to awards under the 2021 Plan will be increased by (i) (a) any reserved shares not issued or subject to outstanding awards granted under the Prior Plans that cease to be subject to such awards by forfeiture or otherwise after the effective date, (b) shares issued under the Prior Plans before or after the effective date pursuant to the exercise of stock options that are, after the effective date, forfeited, (c) shares issued under the Prior Plans that are repurchased by the Company at the original purchase price or are otherwise forfeited, and (d) shares that are subject to stock options or other awards under the Prior Plans that are used to pay the exercise price of a stock option or withheld to satisfy the tax withholding obligations related to any award and (ii) an annual increase on January 1st of each year beginning in 2022 through 2031, by the lesser of (a) 5% of the number of shares of all classes of the

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company’s common stock issued and outstanding on December 31 immediately prior to the date of increase or (b) such number of shares determined by the board of directors.
During the three months ended March 31, 2022, 2.1 million RSUs and no stock options were issued under the 2021 Plan.
2021 Employee Stock Purchase Plan
In August 2021, the Company launched the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for concurrent six-month offering and purchase periods beginning February 15 and August 15 of each year. On January 1 of each of year, 2022 through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of Class A common stock and shares of preferred stock of the Company (on an as converted to common stock basis) on the immediately preceding December 31; provided that the board of directors or compensation committee may in its sole discretion reduce the amount of the increase in any particular year. As of March 31, 2022, 2.2 million shares were reserved for issuance of Class A common stock.
The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount through payroll deductions of their eligible compensation, subject to certain plan limitations. On each purchase date, eligible employees can purchase the Company’s Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the offering date or (ii) the purchase date. The purchase date is the last day of any concurrent offering and purchase period. During the three months ended March 31, 2022, 0.3 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $5.3 million.
In the three months ended March 31, 2022, total stock-based compensation expense of $0.8 million was recognized related to the ESPP. As of March 31, 2022, there was $0.8 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the offering period ending August 14, 2022. As of March 31, 2022, the Company recorded a liability of $1.1 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses in the accompanying Condensed Consolidated Balance Sheets.
Stock Options
A summary of the Company’s stock option activity under the Prior Plans and the 2021 Plan (collectively, the “Plans”) for the three months ended March 31, 2022 is as follows (in thousands, except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2021	9,841	$2.27
Granted	—	—
Exercised	(1,180)	1.79
Forfeited/Canceled	(14)	2.96
Outstanding at March 31, 2022	8,647	$2.33
Exercisable at March 31, 2022	7,921	$2.23
As of March 31, 2022, total remaining stock-based compensation expense for unvested stock options is $5.8 million, which is expected to be recognized over a weighted average period of 1.3 years.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted Stock Units
The Company has granted RSUs to certain employees and directors of the Company. The granted RSUs vest upon the satisfaction of both a time-based service condition and a liquidity event requirement. The time-based service condition for these awards is generally satisfied over four years. On April 19, 2021, the Company’s board of directors waived the liquidity event performance condition for the RSUs then outstanding so those that had satisfied the service condition would vest upon the earlier of the first day of trading of the Company’s common stock on the New York Stock Exchange, or March 15, 2022.
On April 19, 2021, the Company also granted the CEO Performance Award, which provides for a grant of 1.4 million RSUs. The CEO Performance Award vests upon achieving stock price targets as well as satisfying certain minimum service requirements. During the three months ended March 31, 2022, the Company recorded stock-based compensation expense of $1.5 million related to the CEO Performance Award.
For all RSUs, excluding the CEO Performance Award, the Company recorded stock-based compensation expense of $17.7 million during the three months ended March 31, 2022. During the three months ended March 31, 2021 and prior to the Direct Listing, the Company concluded that the liquidity event performance condition described above for the RSUs was not probable of being satisfied. As a result, the Company did not recognize any compensation cost during the three months ended March 31, 2021 for any RSUs granted.
A summary of the Company’s RSU activity for the three months ended March 31, 2022 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	7,532	$24.20
Granted	2,069	20.56
Vested	(787)	18.08
Forfeited/Canceled	(196)	20.79
Unvested at March 31, 2022	8,618	$20.38
As of March 31, 2022, total unrecognized stock-based compensation expense for RSUs associated with the CEO Performance Award was $17.8 million, which is expected to be recognized over a weighted average period of 3.2 years. For the remaining RSUs, total unrecognized stock-based compensation expense for unvested RSUs as of March 31, 2022 was $170.4 million, which is expected to be recognized over a weighted average period of 1.7 years.
11.Income Taxes
The Company computes its provision (benefit) for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period.
The Company recorded an income tax benefit of $0.5 million and income tax expense of $3.2 million for the three months ended March 31, 2022 and 2021, respectively.
The effective tax rate for the three months ended March 31, 2022 and 2021 was (6)% and 19%, respectively.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits relating to the exercise of non-qualified stock options and settlement of RSUs and from the tax benefits from research and development tax credits, partially offset by non-deductible expenses including certain stock-based compensation expenses and limitations on the amount of deductible officer compensation. The effective tax rate for the three months ended March 31, 2021 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits relating to the exercise of non-qualified stock options and from the tax benefits from research and development tax credits, partially offset by non-deductible expenses including certain stock-based compensation expenses.
During the three months ended March 31, 2022, the Company continued to record reserves for the current year uncertain tax positions recognized within the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.
12.Subsequent Events
In May 2022, subsequent to period end, the purchase period for the ASR ended and an additional 0.4 million shares were delivered to the Company. In total, 2.2 million shares were purchased by the Company under the ASR at a volume weighted-average price of $23.09 per share net of fees.

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
For the three months ended March 31, 2022, our revenue was $227.3 million and we generated a net income of $8.4 million and Adjusted EBITDA of $37.2 million. For the three months ended March 31, 2021, our revenue was $125.4 million, and we generated a net income of $13.4 million and Adjusted EBITDA of $20.0 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”
KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
Quarterly Paid Employers	114,705	169,191	169,535	147,081	150,233
Revenue per Paid Employer	$1,093	$1,081	$1,254	$1,497	$1,513

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Adjusted EBITDA	$37,203	$19,994
Adjusted EBITDA margin	16%	16%
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
In the quarter ended March 31, 2022, Quarterly Paid Employers increased when compared to the quarter ended December 31, 2021. The elevated levels of hiring activity we saw throughout the year ended December 31, 2021 continued, driven by the strong demand from U.S. employers entering and returning to our marketplace, and a robust and recovering economy. The longstanding investments in building our brand among employers and in-period sales and marketing efforts contributed to a growing number of Paid Employers participating in our marketplace during the first quarter of 2022.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the quarter ended March 31, 2022, Revenue per Paid Employer increased slightly when compared to the quarter ended December 31, 2021. Employers’ willingness to pay continued to grow in the current quarter as demand for talent remained high. Our products and services continue to improve, offering more value for employers of all sizes. We expect the longstanding upward trend of growing Revenue per Paid Employer to continue.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as our net income before total other (income) expense, net, income tax expense (benefit) and depreciation and amortization, adjusted to eliminate stock-based compensation expense. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
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

The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
GAAP net income (1)	$8,417	$13,398
Stock-based compensation	20,494	1,226
Depreciation and amortization	2,485	2,302
Total other (income) expense, net	6,310	(177)
Income tax expense (benefit)	(503)	3,245
Adjusted EBITDA	$37,203	$19,994
____________
(1)GAAP net income includes one-time general and administrative expenses related to accounting and legal expenses and other filing costs in connection with our Direct Listing totaling $0 and $2.1 million in the three months ended March 31, 2022 and 2021, respectively.

The following tables present GAAP net income margin and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Revenue	$227,260	$125,372
Net income	8,417	13,398
GAAP net income margin	4%	11%

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Revenue	$227,260	$125,372
Adjusted EBITDA	37,203	19,994
Adjusted EBITDA margin	16%	16%
Impact of COVID-19
COVID-19 has had, and continues to have, a significant impact on the U.S. economy and hiring. The economic recovery during the year ended 2021 has driven a significant and broadly distributed increase in demand for labor. In the quarter ended March 31, 2022, we delivered $227.3 million in revenue, a 81% increase compared to the quarter ended March 31, 2021, reflecting strong execution across product, marketing and operations, and the continuation of an economic recovery. We saw employers in our marketplace increase by 31% in the quarter ended March 31, 2022 versus the quarter ended March 31, 2021 as macroeconomic conditions improved and we increased our sales and marketing investments to aid in bringing on more Paid Employers.

Components of Our Results of Operations
Revenue
We generate revenue primarily from fees paid by employers to post and distribute jobs in our marketplace, as well as multiple sites managed by Job Distribution Partners, which are third-party sites who have a relationship with us and advertise from our marketplace, and includes job boards, newspaper classifieds, search engines, social networks, talent communities and resume services.
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
Cost of Revenue and Gross Profit
Cost of Revenue
Cost of revenue consists of third-party hosting, credit card processing fees, personnel related costs (including salaries, bonuses, benefits, and stock-based compensation) for customer support employees, partner revenue share amounts, job distribution costs from performance-based revenue, and amortization of capitalized software costs associated with our marketplace technology to provide services for our customers. In addition, we allocate a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to cost of revenue based on headcount.
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
Costs and Operating Expenses
Sales and Marketing
Sales and marketing expense consists of personnel related costs (including salaries, sales commissions, bonuses, benefits, and stock-based compensation) for our sales and marketing employees, marketing activities, and related allocated overhead costs. Marketing activities include advertising, online lead generation, customer and industry events, and candidate acquisition. We allocate a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to sales and marketing expense based on headcount.
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
Research and Development
Research and development expense consists of personnel related costs (including salaries, bonuses, benefits, and stock-based compensation) for our research and development employees, amortization of capitalized software costs associated with the development of the databases supporting our marketplace, and the cost of certain third-party service providers. We allocate a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to research and development expenses based on headcount. Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred.
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
Interest Expense
Interest expense consists of interest costs associated with our outstanding borrowings, undrawn fees associated with our credit facility, and amortization of issuance costs for our credit facility and senior unsecured notes.

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
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits relating to the exercise of non-qualified stock options and settlement of RSUs and from the tax benefits from research and development tax credits, partially offset by non-deductible expenses including certain stock-based compensation expenses and limitations on the amount of deductible officer compensation. The effective tax rate for the three months ended March 31, 2021 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits relating to the exercise of non-qualified stock options and from the tax benefits from research and development tax credits, partially offset by non-deductible expenses including certain stock-based compensation expenses.

Results of Operations
The following table sets forth our consolidated results of operations for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue(1)	$227,260	$125,372
Cost of revenue(2)	21,606	15,961
Gross profit	205,654	109,411
Operating expenses
Sales and marketing(2)	137,590	63,476
Research and development(2)	29,644	17,015
General and administrative(2)(3)	24,196	12,454
Total operating expenses	191,430	92,945
Income from operations	14,224	16,466
Other income (expense)
Interest expense	(6,285)	(209)
Sublease income	—	292
Other income (expense), net	(25)	94
Total other income (expense), net	(6,310)	177
Income before income taxes	7,914	16,643
Income tax expense (benefit)	(503)	3,245
Net income	$8,417	$13,398
____________
(1)Revenue was comprised as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Subscription revenue	$174,823	$100,504
Performance-based revenue	52,437	24,868
Total revenue	$227,260	$125,372
(2)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$216	$16
Sales and marketing	2,628	99
Research and development	8,670	825
General and administrative	8,980	286
Total stock-based compensation	$20,494	$1,226
(3)Includes one-time charges related to accounting and legal expenses and other filing costs in connection with our Direct Listing totaling $0 and $2.1 million in the three months ended March 31, 2022 and 2021, respectively.

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$227,260	$125,372	$101,888	81%
Revenue increased $101.9 million, or 81%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Subscription revenue increased by $74.3 million, or 74%, for the same periods, which was primarily due to the number of Quarterly Paid Employers in our marketplace as we ramped up our marketing spend and the macroeconomic environment continued to improve from the economic downturn caused by the COVID-19 pandemic. Performance-based revenue increased $27.6 million, or 111%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in performance-based revenue was primarily due to the onboarding of new customers who run sophisticated recruitment marketing campaigns in addition to increased budgets as employers' hiring needs ramped up as the economy continued to recover.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$21,606	$15,961	$5,645	35%
Gross margin	90%	87%
Cost of revenue increased $5.6 million, or 35%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to an increase of $2.2 million in credit card processing fees. Total gross margin improved from 87% to 90% in the three months ended March 31, 2021 and March 31, 2022, respectively, and reflects our continued commitment to operational efficiencies and maintaining costs proportionate to revenue growth.
Sales and Marketing

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$137,590	$63,476	$74,114	117%
Percentage of revenue	61%	51%

Sales and marketing expenses grew $74.1 million, or 117%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to an additional $60.6 million in marketing and advertising versus the prior-year period reflecting our efforts in ramping up advertising to both job seekers and employers to grow both sides of the marketplace. Personnel related costs for our sales and marketing employees increased by $9.7 million, largely due to an increase in headcount. Lastly, stock-based compensation costs increased $2.5 million, primarily attributable to the ongoing stock-based compensation expense related to the vesting of RSU awards that was not applicable in the prior-year period.

Research and Development

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$29,644	$17,015	$12,629	74%
Percentage of revenue	13%	14%

Research and development expenses increased $12.6 million, or 74%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to the ongoing stock-based compensation expense of $7.9 million primarily related to the vesting of RSU awards that was not applicable in the prior-year period. Personnel related costs for our research and development employees increased by $4.3 million, primarily attributable to an increase in headcount.
General and Administrative

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$24,196	$12,454	$11,742	94%
Percentage of revenue	11%	10%

General and administrative expenses increased $11.7 million, or 94%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to the ongoing stock-based compensation expense of $8.7 million related to the vesting of RSU awards that was not applicable in the prior-year period. Personnel related expenses for our general and administrative employees increased by $2.8 million due to an increase in headcount.
Other Income (Expense), Net

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$(6,310)	$177	$(6,487)	*

The increase in other income (expense) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily due to the $5.8 million interest expense related to our senior unsecured notes in the aggregate principal amount of $550.0 million that commenced in January 2022.
______________
*Percentage not meaningful.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$(503)	$3,245	$(3,748)	(116)%
Effective tax rate	(6)%	19%

Income tax expense decreased $3.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in income tax expense is primarily due to additional tax benefits related to the exercise of non-qualified stock options and the vesting of RSUs, as well as the impact of stock-based compensation to pretax income, both of which were not material when the Company was not publicly traded during the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, our effective tax rate of (6)% and 19%, respectively, differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits relating to the exercise of non-qualified stock options and settlement of RSUs, partially offset by permanent items such as our officer compensation limitations.
Liquidity and Capital Resources
As of March 31, 2022, we had cash totaling $745.4 million, and $244.1 million available in unused borrowing capacity under our current revolving credit facility. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes. As of March 31, 2022, we had no amounts outstanding under our revolving credit facility.
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
Credit Facility
In April 2021, we entered into a Credit Agreement with a syndicate of banks, or the Credit Agreement. The Credit Agreement provides for a $250.0 million revolving credit facility, or the new credit facility, and has a maturity date of April 30, 2026. The amount available under the new credit facility is reduced by letters of credit outstanding, which totaled $5.9 million as of March 31, 2022. The letters of credit outstanding relate to various leased office spaces.
The new credit facility bears interest at a rate based upon our Net Leverage Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing twelve month of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions.

We are also obligated to pay other customary fees for a credit facility of this size and type, including a commitment fee on a quarterly basis based on amounts committed but unused under the new credit facility at a rate between 0.25% to 0.35%, based upon our Net Leverage Ratio.
The new credit facility is collateralized by security interests in substantially all of our assets. The new credit facility includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments against us, and a change of control. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement.
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
On January 10, 2022, we entered into a second amendment to the Credit Agreement, or the Second Amendment, with a syndicate of banks and the lenders named therein. The Second Amendment increased the maximum amount of liquidity (including cash and permitted investments) that may be netted against our total indebtedness from $100.0 million to $550.0 million for purposes of calculating our total Net Leverage Ratio under the Credit Agreement.
We have no amounts outstanding under the new credit facility and are in compliance with our debt covenants as of March 31, 2022.
Issuance of Senior Unsecured Notes
On January 12, 2022, we issued an aggregate principal amount of $550.0 million senior unsecured notes due 2030 in a private placement. The senior unsecured notes were issued pursuant to an indenture dated as of January 12, 2022, or the Indenture. Pursuant to the Indenture, the senior unsecured notes will mature on January 15, 2030 and bear interest at a rate of 5% per year. Interest on the senior unsecured notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2022.
The Indenture contains certain customary negative covenants, including, but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, and limitations on asset sales. The Indenture also contains customary events of default.
At any time prior to January 15, 2030, we have the option, at our sole discretion, to redeem all or a portion of our senior unsecured notes subject to the payment of certain premiums, make-whole provisions, and accrued and unpaid interest. Upon the occurrence of a change of control triggering event, we must offer to repurchase the senior unsecured notes at a repurchase price equal to 101% of the aggregate principal amount to be repurchased, and any accrued and unpaid interest.
For more information on the senior unsecured notes, please see Note 6 “Debt” to our condensed consolidated financial statements included in this report.
Share Repurchase Program
In February 2022, our board of directors authorized us to repurchase up to $100.0 million of our outstanding common stock, with no fixed expiration. In March 2022, we repurchased approximately 0.6 million shares of our Class A common stock through open market purchases at an aggregate cost of $12.3 million. Thereafter, we entered into an accelerated share repurchase agreement, or ASR, with Goldman Sachs to repurchase an aggregate of $50.0 million in shares of our Class A common stock. Approximately $37.7 million in shares of our Class A common stock remains available for future repurchases under our $100.0 million share repurchase program after completion of the ASR. For more information, see Note 9 “Share Repurchase Program” to our condensed consolidated financial statements included in this report.
Forecasted Cash Tax Liability
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. While it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that this provision will be deferred, modified, or repealed. Furthermore, in anticipation of the new provision taking effect, we have analyzed the provision and worked with our advisors to evaluate its application to our business. If this provision is not deferred, modified, or repealed with retroactive effect to January 1, 2022, it would decrease our expected cash from operations in 2022. The actual impact on 2022 cash from operations will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively, and the amount of research and development expenses paid or incurred in 2022 among other factors.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021

Net cash provided by operating activities	$14,433	$22,154
Net cash used in investing activities	(3,516)	(3,255)
Net cash provided by financing activities	479,855	1,627
Net increase in cash	$490,772	$20,526
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the three months ended March 31, 2022, cash provided by operating activities was $14.4 million resulting from our net income of $8.4 million, adjusted by non-cash charges of $21.3 million and a net decrease of $15.3 million in our operating assets and liabilities. The non-cash charges primarily resulted from $20.5 million for stock-based compensation expense, $2.5 million pertaining to amortization of intangible assets and depreciation, and $1.3 million pertaining to non-cash lease expense, partially offset by $5.4 million related to the change in our deferred tax assets driven by our current year capitalization of research costs from a tax perspective and the tax related impact of stock-based compensation. The decrease of $15.3 million related to changes in our operating assets and liabilities, which was primarily driven by a $12.2 million decrease in our accrued expenses and other liabilities and accounts payable and a $10.8 million increase in accounts receivable associated with an increase in revenue due to the number of Quarterly Paid Employers compared to the prior-year period, partially offset by a $6.0 million increase in accrued interest associated with our senior unsecured notes.
For the three months ended March 31, 2021, cash provided by operating activities was $22.2 million resulting from our net income of $13.4 million, adjusted by non-cash charges of $8.4 million and a net increase of $0.4 million in our operating assets and liabilities. The non-cash charges primarily resulted from $3.2 million related to the change of our deferred tax assets, $2.3 million pertaining to depreciation and amortization of intangible assets, capitalized software development costs and property and equipment, $1.5 million pertaining to non-cash lease expense and $1.2 million for stock-based compensation expense.
Investing Activities
For the three months ended March 31, 2022, cash used in investing activities was $3.5 million resulting from an increase in capitalized software development costs of $2.5 million and an increase in capital expenditures of $1.0 million primarily related to purchases of computer supplies and equipment.
For the three months ended March 31, 2021, cash used in investing activities was $3.3 million resulting from an increase in capitalized software development costs of $2.1 million and an increase in capital expenditures of $1.1 million to leasehold improvements for one of our operating leases.
Financing Activities
For the three months ended March 31, 2022, cash provided by financing activities was $479.9 million which consisted of $550.0 million of proceeds from the issuance of our senior unsecured notes, $5.3 million of proceeds from the issuance of stock under the employee stock purchase plan, and $2.2 million of proceeds from the exercise of stock options, partially offset by $62.3 million for the repurchase of common stock, $9.4 million for the payment of the issuance costs related to the issuance of our senior unsecured notes, and $5.9 million for the net settlement of taxes on RSUs.
For the three months ended March 31, 2021, cash provided by financing activities was $1.6 million, which primarily consisted of $2.1 million of proceeds from the exercise of stock options, partially offset by $0.5 million for the repurchase of common stock.
Obligations and Other Commitments
See our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or the 2021 Form 10-K, for our future minimum commitments related to certain software service agreements. Through March 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Our significant accounting policies are discussed in Note 2 “Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this report. There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the 2021 Form 10-K.

JOBS Act Accounting Election
We meet the definition of an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.
Recent Accounting Pronouncements
See Note 2 “Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this report for more information.
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
We are also subject to interest rate risk in connection with the senior unsecured notes. As the interest rate on these senior unsecured notes is subject to a fixed percentage, we do not have significant financial statement risk associated with changes in interest rates pertaining to our senior unsecured notes.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Refer to the disclosure under the heading “Legal Matters” in Note 7 “Commitments and Contingencies” to our condensed consolidated financial statements included in this report for legal proceedings. From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities.
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
Our business depends on the overall demand for labor and on the economic health of current and prospective employers and job seekers that use our marketplace. Demand for recruiting and hiring services is significantly affected by the general level of economic activity and employment in the United States and the other countries in which we operate. Any significant weakening of the economy in the United States or the global economy, increased unemployment, reduced credit availability, reduced business confidence and activity, decreased government spending, economic uncertainty, financial turmoil affecting the banking system or financial markets, trade wars and higher tariffs, changes in interest rates, inflation in the cost of goods and services including labor, and other adverse economic or market conditions may adversely impact our business and operating results. Significant swings in economic activity historically have had a disproportionately negative impact on hiring activity and related efforts to find candidates. In addition, as a result of the adverse impact of the COVID-19 pandemic on economic activity, many employers initially significantly decreased the number of candidates they are hiring, implemented hiring freezes or were forced to cease operations entirely, each of which resulted in a decrease in the number of job seekers and Paid Employers in our marketplace. We may also experience more pricing pressure during periods of economic downturn.
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
We have a history of incurring net losses. While we earned net income of $3.6 million and $86.0 million for the years ended December 31, 2021 and 2020, respectively, for the year ended December 31, 2019, we incurred a net loss of $6.3 million. As of December 31, 2021, we had an accumulated deficit of $67.8 million. We expect to incur additional expenses in connection with legal, accounting, and other administrative expenses related to operating as a public company in addition to ongoing stock-based compensation expense related to the vesting of our RSUs. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods. As a result, we may generate losses. We cannot ensure that we will continue to achieve profitability in the future or that we can sustain profitability.
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
We had $550.0 million of indebtedness (excluding intercompany indebtedness) and $244.1 million available under our revolving credit facility as of March 31, 2022. Our indebtedness could have important consequences, including:
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
In addition, the credit agreement that governs our revolving credit facility and the indenture governing the $550.0 million aggregate principal amount of our senior unsecured notes that we issued in January 2022 contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default under the credit agreement that governs our revolving credit facility or the indenture governing the senior unsecured notes which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.
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
If we cannot make the scheduled payments on our debt, we will be in default and, as a result, the lenders under our revolving credit facility and the holders of the senior unsecured notes could declare all outstanding principal and interest to be due and payable, the lenders under our revolving credit facility could terminate their commitments to loan money and foreclose against the assets securing the borrowings under such credit facility, and we could be forced into bankruptcy or liquidation, which could result in an adverse impact to your investment in our company.
Covenants in our debt agreements may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely impacted.
We entered into a Credit Agreement with the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent, in April 2021, which provides for a $250.0 million secured revolving line of credit. We also entered into an indenture in January 2022, which governs the senior unsecured notes. The revolving credit facility and the indenture that governs the senior unsecured notes contain various restrictive covenants, including, among other things, net leverage ratio requirements, and restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to the credit agreement, we granted the lenders thereto a security interest in substantially all of our assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.
Our ability to meet these restrictive covenants can be impacted by events beyond our control and we may be unable to do so. Our credit agreement and the indenture governing the senior unsecured notes provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, the lender could elect to declare all amounts outstanding under its debt agreements to be immediately due and payable, and holders of the senior unsecured notes could declare all outstanding principal and interest to be due and payable. In addition, the lender would have the right to proceed against the assets we provided as collateral pursuant to the credit agreement. If the debt under our credit agreement or the senior unsecured notes were to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay such debts, which would have an immediate adverse effect on our business, liquidity, and financial condition.
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
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. However, we intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, including the need to promote and enhance our marketplace, develop new products and services, enhance our operating infrastructure, and potentially to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. Our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition, and operating results. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our Class A common stock could suffer significant dilution, and any new shares we issue could have rights, preferences, and privileges superior to those of our Class A common stock. Additionally, a substantial number of shares of our common stock are available for future sale pursuant to stock options, RSUs, or issuance pursuant to our equity incentive plans and employee stock purchase plan. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

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
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We will be required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ending December 31, 2022. We have not identified any material weaknesses in our internal control over financial reporting during 2019, 2020, and 2021. However, to maintain and, if required, improve our disclosure controls and procedures, and internal control over financial reporting to meet the standards of the Sarbanes-Oxley Act, additional and potentially significant resources and management oversight may be required.
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
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of March 31, 2022, the holders of our outstanding Class B common stock beneficially owned approximately 25.8% of our outstanding common stock as a class and held approximately 87.4% of the voting power of our outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Ian Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Our share repurchase program could affect the price of our Class A common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our Class A common stock.
In February 2022, our board of directors authorized the repurchase of up to $100.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. In March 2022, we entered into the ASR to repurchase an aggregate of $50.0 million in shares of our Class A common stock. Approximately $37.7 million in shares of our Class A common stock remains available for future repurchases under our $100.0 million share repurchase program after completion of the ASR.
Repurchases pursuant to our share repurchase program could affect the price of our Class A common stock and increase its volatility. The existence of our share repurchase program could also cause the price of our Class A common stock to be higher than it would be in the absence of such a program and could reduce the market liquidity for our Class A common stock. Additionally, repurchases under our share repurchase program will diminish our cash reserves, which could impact our ability to further develop our business and service our indebtedness. There can be no assurance that any repurchases will enhance stockholder value because the market price of our Class A common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our Class A common stock price. Although our share repurchase program is intended to enhance long-term stockholder value, short-term price fluctuations could reduce the program’s effectiveness.
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
Moreover, Section 203 of the Delaware General Corporate Law, or DGCL, may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock. See the section titled “Description of Class A Common Stock” in Exhibit 4.6 to the 2021 Form 10-K for additional information. In addition, under the indenture governing the senior unsecured notes, if certain “change of control” events occur, each holder of the notes may require us to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of such notes. Additionally, our revolving credit facility provides for an event of default upon the occurrence of certain specified “change of control” events.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended March 31, 2022 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (#)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($)
January 1, 2022 to January 31, 2022	—	$—	$—
February 1, 2022 to February 28, 2022	—	—	—
March 1, 2022 to March 31, 2022
Open market repurchases	607	$20.36	607
ASR (2)	1,813	(2)	1,813
Total	2,420			$37,652

____________
(1)As of March 31, 2022, the board of directors authorized us to purchase up to $100.0 million of our common stock under the share repurchase program announced on March 2, 2022, of which $62.3 million had been utilized. The remaining $37.7 million in the table represents the amount available to repurchase shares under the share repurchase program as of March 31, 2022. We may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors. For more information, see Note 9 “Share Repurchase Program” to our condensed consolidated financial statements included in this report.
(2)In March 2022, we entered into an ASR with Goldman Sachs. Under the terms of the agreement, we made an initial payment of $50.0 million and received an initial delivery of 1.8 million shares of our Class A common stock which represented $40.0 million (or 80%) of the ASR. The final number of shares repurchased was based on the volume-weighted average price of the Company’s Class A common stock during the term of the ASR, less fees paid to the bank. The final settlement of the ASR occurred during the second quarter of 2022. The ASR transaction was effectuated pursuant to our previously announced $100.0 million share repurchase program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation.	8-K	001-40406	3.1	5/17/2021
3.2	Restated Bylaws.	8-K	001-40406	3.2	5/17/2021
4.1	Form of Class A common stock certificate.	S-1	333-255488	4.1	4/23/2021
4.2	Form of Class B common stock certificate.	S-8	333-256155	4.6	5/14/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated April 22, 2021, by and between ZipRecruiter, Inc. and certain security holders.	S-1	333-255488	4.2	4/23/2021
4.4	Indenture, dated as of January 12, 2022, among ZipRecruiter, Inc. and Computershare Trust Company, N.A., as trustee.	8-K	001-40406	4.1	1/12/2022
4.5	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.4).	8-K	001-40406	4.1	1/12/2022
10.1	Amendment No. 2 to Credit Agreement, dated January 10, 2022, by and among ZipRecruiter, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-40406	10.1	1/12/2022
10.2	Sublease Agreement, dated March 2, 2022, between ZipRecruiter, Inc. and Lincoln Avenue Capital Management, LLC.					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.	X

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on May 13, 2022.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer

By:	/s/ Timothy Yarbrough
Timothy Yarbrough
Chief Financial Officer