Form 10-Q
period 2022-06-30
ZIPRECRUITER, INC.
filed 2022-08-15
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 83,522,734 shares of Class A common stock outstanding and 30,361,349 shares of Class B common stock outstanding as of August 8, 2022.

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in research and development, sales and marketing, and general and administrative expenses (including any components of the foregoing), and our ability to achieve and/or maintain future profitability;
•effects of a variety of macroeconomic factors that affect our business, the employment market, and the economy in general, including inflationary pressures, increasing borrowing costs and the ongoing impacts of the COVID-19 pandemic;
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
•Our business is significantly affected by fluctuations in general economic conditions. There is risk that any economic recovery may be short-lived and uneven, and may not result in increased demand for our services.
•COVID-19 and the related health policy measures and macroeconomic impacts have caused significant uncertainty and disruption in our business operations. The ongoing effects of the COVID-19 pandemic continue to be unpredictable, and may have an adverse effect on our business, results of operations, and financial condition.
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZipRecruiter, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash	$699,923	$254,621
Accounts receivable, net of allowances of $3,191 and $3,325 at June 30, 2022 and December 31, 2021, respectively	51,996	41,657
Prepaid expenses and other assets	13,102	9,721
Deferred commissions, current portion	4,652	4,640
Total current assets	769,673	310,639
Property and equipment, net	8,884	8,702
Operating lease right-of-use assets	14,220	18,515
Internal use software, net	15,017	13,657
Deferred commissions, net of current portion	4,135	4,011
Goodwill	1,724	1,724
Deferred tax assets, net	43,385	38,029
Other assets	1,091	3,342
Total assets	$858,129	$398,619

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$25,302	$24,862
Accrued expenses	71,000	86,213
Accrued interest	13,040	—
Deferred revenue	25,173	23,253
Operating lease liabilities, current portion	6,051	6,109
Other current liabilities	7,756	2,457
Total current liabilities	148,322	142,894
Operating lease liabilities, net of current portion	15,934	19,179
Long-term borrowings	541,070	—
Other long-term liabilities	3,223	1,578
Total liabilities	708,549	163,651
Commitments and contingencies (Note 7)

Stockholders' equity
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of June 30, 2022 and December 31, 2021; 83,422 and 87,843 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.00001 par value; 700,000 shares authorized as of June 30, 2022 and December 31, 2021; 30,557 and 30,571 shares issued and 30,362 and 30,376 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class B treasury stock, 195 shares outstanding as of June 30, 2022 and December 31, 2021	(644)	(644)
Additional paid-in capital	196,480	303,395
Accumulated deficit	(46,257)	(67,784)
Total stockholders' equity	149,580	234,968
Total liabilities and stockholders' equity	$858,129	$398,619
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$239,943	$182,960	$467,203	$308,332
Cost of revenue	21,757	21,600	43,363	37,561
Gross profit	218,186	161,360	423,840	270,771
Operating expenses
Sales and marketing	136,631	114,171	274,221	177,647
Research and development	30,925	37,909	60,569	54,924
General and administrative	25,533	77,597	49,729	90,051
Total operating expenses	193,089	229,677	384,519	322,622
Income (loss) from operations	25,097	(68,317)	39,321	(51,851)
Other income (expense)
Interest expense	(7,511)	(266)	(13,796)	(475)
Other income (expense), net	36	(181)	11	205
Total other expense, net	(7,475)	(447)	(13,785)	(270)
Income (loss) before income taxes	17,622	(68,764)	25,536	(52,121)
Income tax expense (benefit)	4,512	(15,917)	4,009	(12,672)
Net income (loss)	13,110	(52,847)	21,527	(39,449)
Less: Accretion of redeemable convertible preferred stock	—	(483)	—	(1,480)
Net income (loss) attributable to Class A and Class B common stockholders	$13,110	$(53,330)	$21,527	$(40,929)
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.11	$(0.55)	$0.18	$(0.47)
Diluted	$0.11	$(0.55)	$0.17	$(0.47)
Weighted average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	116,791	96,726	117,774	87,829
Diluted	124,091	96,726	125,547	87,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2022
	Redeemable Convertible Preferred Stock				Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Series A		Series B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	—	$—	87,843	$1	30,571	$—	(195)	$(644)	$303,395	$(67,784)	$234,968
Conversion of Class B stock to Class A stock	—	—	—	—	1,446	—	(1,446)	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	1,180	—	—	—	2,078	—	2,078
Issuance of common stock upon the vesting and settlement of restricted stock units	—	—	—	—	354	—	433	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	21,112	—	21,112
Shares withheld related to net share settlement	—	—	—	—	(133)	—	(181)	—	—	—	(5,902)	—	(5,902)
Shares issued under employee stock purchase plan	—	—	—	—	290	—	—	—	—	—	5,293	—	5,293
Repurchase and retirement of common stock	—	—	—	—	(2,420)	—	—	—	—	—	(62,349)	—	(62,349)
Net income	—	—	—	—	—	—	—	—	—	—	—	8,417	8,417
Balance as of March 31, 2022	—	$—	—	$—	87,380	$1	30,557	$—	(195)	$(644)	$263,627	$(59,367)	$203,617
Conversion of Class B stock to Class A stock	—	—	—	—	663	—	(663)	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	5	—	460	—	—	—	1,099	—	1,099
Issuance of common stock upon the vesting and settlement of restricted stock units	—	—	—	—	275	—	348	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	—	—	—	—	—	—	97	—	97
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	18,200	—	18,200
Shares withheld related to net share settlement	—	—	—	—	(94)	—	(145)	—	—	—	(3,665)	—	(3,665)
Repurchase and retirement of common stock	—	—	—	—	(4,807)	—	—	—	—	—	(82,878)	—	(82,878)
Net income	—	—	—	—	—	—	—	—	—	—	—	13,110	13,110
Balance as of June 30, 2022	—	$—	—	$—	83,422	$1	30,557	$—	(195)	$(644)	$196,480	$(46,257)	$149,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock				Common Stock					Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Series A		Series B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	2,271	$87,118	6,031	$49,738	—	$—	78,283	$—		(195)	$(644)	$21,732	$(71,384)	$(50,296)
Accretion of redeemable convertible preferred stock	—	961	—	36	—	—	—	—	0	—	—	(997)	—	(997)
Issuance of common stock upon exercise of options	—	—	—	—	—	—	1,965	—		—	—	3,660	—	3,660
Repurchase and retirement of common stock	—	—	—	—	—	—	(50)	—		—	—	(450)	—	(450)
Stock-based compensation	—	—	—	—	—	—	—	—		—	—	1,290	—	1,290
Net income	—	—	—	—	—	—	—	—		—	—	—	13,398	13,398
Balance as of March 31, 2021	2,271	$88,079	6,031	$49,774	—	$—	80,198	$—		(195)	$(644)	$25,235	$(57,986)	$(33,395)
Accretion of redeemable convertible preferred stock	—	466	—	17	—	—	—	—		—	—	(483)	—	(483)
Conversion of redeemable convertible preferred stock to common stock	(2,271)	(88,545)	(6,031)	(49,791)	—	—	24,202	1		—	—	138,335	—	138,336
Conversion of convertible notes with related parties to common stock	—	—	—	—	—	—	3,085	—		—	—	25,653	—	25,653
Conversion of Class B stock to Class A stock	—	—	—	—	82,714	1	(82,714)	(1)		—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	5,282	—		—	—	8,720	—	8,720
Repurchase and retirement of common stock	—	—	—	—	—	—	(100)	—		—	—	(2,300)	—	(2,300)
Vesting of early exercised options	—	—	—	—	—	—	—	—		—	—	97	—	97
Issuance of common stock upon the vesting and settlement of restricted stock units	—	—	—	—	—	—	2,278	—		—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—		—	—	65,121	—	65,121
Net loss	—	—	—	—	—	—	—	—		—	—	—	(52,847)	(52,847)
Balance as of June 30, 2021	—	$—	—	$—	82,714	$1	32,231	$—		(195)	$(644)	$260,378	$(110,833)	$148,902
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$21,527	$(39,449)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	38,154	65,592
Depreciation and amortization	5,122	4,535
Provision for bad debts	1,230	679
Deferred income taxes	(5,356)	(13,443)
Non-cash lease expense	2,453	2,791
Other	2,568	57
Change in operating assets and liabilities:
Accounts receivable	(11,569)	(15,955)
Prepaid expenses and other current assets	(3,504)	(8,196)
Deferred commissions, net	(136)	(138)
Other assets	2,126	39
Accounts payable	417	18,480
Accrued expenses and other liabilities	(9,578)	14,919
Accrued interest	13,040	—
Deferred revenue	1,907	7,987
Operating lease liabilities	(3,304)	(183)
Net cash provided by operating activities	55,097	37,715
Cash flows from investing activities
Purchases of property and equipment	(1,664)	(4,429)
Capitalized internal use software costs	(2,649)	(3,786)
Net cash used in investing activities	(4,313)	(8,215)
Cash flows from financing activities
Payment of issuance costs for credit facility	—	(1,270)
Proceeds from issuance of senior unsecured notes	550,000	—
Payment of senior unsecured notes’ issuance fees	(9,378)	—
Payment for net settlement of taxes on restricted stock units	(9,567)	—
Repurchase of common stock	(145,227)	(2,750)
Proceeds from exercise of stock options	3,397	13,323
Proceeds from issuance of stock under employee stock purchase plan	5,293	—
Net cash provided by financing activities	394,518	9,303
Net increase in cash	445,302	38,803
Cash
Beginning of period	254,621	114,539
End of period	$699,923	$153,342
Supplemental disclosure of non-cash activities
Capitalized assets included in accounts payable and accrued expenses	$2,851	$1,535
Stock-based compensation capitalized for software	1,158	819
Accretion of redeemable convertible preferred stock	—	1,480
Conversion of redeemable convertible preferred stock	—	138,336
Conversion of convertible notes and accrued interest with related parties	—	25,653
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Organization and Description of Business
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
2.    Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies
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
There have been no changes in the Company’s accounting policies from those disclosed in the Company’s audited consolidated financial statements and the related notes included in the 2021 Form 10-K, except for the recently adopted accounting pronouncement and the accounting policies related to the senior unsecured notes and the accelerated share repurchases, as further discussed in Note 6 and Note 9, respectively.
The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022 or any future period.
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
Certain assets, including goodwill and operating leases, are also subject to measurement at fair value on a non-recurring basis using Level 3 or Level 2 inputs, but only when they are deemed to be impaired. As of June 30, 2022 and December 31, 2021, no material impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
Segments and Geographic Information
The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker, the CEO, regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources. During the three and six months ended June 30, 2022 and 2021, revenue from countries outside of the United States was not material. In addition, property and equipment and operating lease ROU assets outside of the United States were not material as of June 30, 2022 and December 31, 2021.
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
One customer accounted for 17% and 16% of the Company's outstanding accounts receivable as of June 30, 2022 and December 31, 2021, respectively. The Company closely monitors the financial

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
condition of the foregoing customer, which has been in good credit standing. No other customer individually accounted for 10% or more of the Company's outstanding accounts receivable as of June 30, 2022 and December 31, 2021, respectively. As such, the Company does not consider the concentration of its accounts receivable to be a material risk. For the three and six months ended June 30, 2022 and 2021, there were no customers that individually represented 10% or more of revenue.
The Company uses third parties to collect its credit card receivables and believes risk related to its credit card processors is minimal.
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
As an emerging growth company (“EGC”), the Company is allowed by the Jumpstart Our Business Startups Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. The adoption dates discussed below reflect this election. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. The Company expects to become a large accelerated filer and will no longer qualify as an EGC at the conclusion of the fiscal year ending December 31, 2022. The adoption dates discussed below reflect the updated transition periods for complying with accounting pronouncements not yet adopted.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing model for measuring the allowance for credit losses for financial assets measured at amortized cost (including accounts receivable) to a model that is based on the expected losses rather than incurred losses. Under the new credit loss model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These ASUs provide supplemental guidance and clarification to ASU 2016-13 and must be adopted concurrently with the adoption of ASU 2016-13, cumulatively referred to as “Topic 326.” Topic 326 is effective for the Company as of December 31, 2022, and the adoption, including the impact and required disclosures, will be included in its Annual Report on Form 10-K for the year ending December 31, 2022. The Company is currently evaluating the effects of the adoption of this update on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of income tax accounting guidance. ASU 2019-12 is effective for the Company as of December 31, 2022, and the adoption, including the impact and required disclosures, will be included in its Annual Report on Form 10-K for the year ending December 31, 2022. The Company is currently evaluating the effects of the adoption of this update on its condensed consolidated financial statements.
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
using the modified retrospective approach. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.
3.    Net Income (Loss) Per Share
Basic and diluted net income (loss) per share are computed using the two-class method as required when there are participating securities and multiple classes of common stock. Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period.
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
The following table presents the Company’s basic net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) per share, basic:
Net income (loss)	$13,110	$(52,847)	$21,527	$(39,449)
Less: Accretion of redeemable convertible preferred stock	—	(483)	—	(1,480)
Net income (loss) attributable to Class A and Class B common stockholders	$13,110	$(53,330)	$21,527	$(40,929)
Weighted average shares of Class A and Class B common stock outstanding	116,791	96,726	117,774	87,829
Net income (loss) per share attributable to Class A and Class B common stockholders, basic	$0.11	$(0.55)	$0.18	$(0.47)
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the Company’s diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) per share, diluted:
Numerator:
Net income (loss) attributable to Class A and Class B common stockholders	$13,110	$(53,330)	$21,527	$(40,929)

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	116,791	96,726	117,774	87,829
Effect of dilutive securities:
Options to purchase common stock	7,165	—	7,563	—
Restricted stock units	135	—	210	—
Weighted average shares of Class A and Class B common stock outstanding, diluted	124,091	96,726	125,547	87,829
Net income (loss) per share attributable to Class A and Class B common stockholders, diluted	$0.11	$(0.55)	$0.17	$(0.47)
The following table presents the weighted average number of potentially dilutive common stock equivalents excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	66	15,521	64	17,065
Restricted stock units	6,276	6,078	5,567	5,820
Redeemable convertible preferred stock, if converted basis	—	11,436	—	17,784
Convertible notes with related parties, if converted basis	—	1,860	—	2,457
Unvested early exercise common stock	—	61	—	31
Employee stock purchase plan	170	—	197	—
Total shares excluded from diluted net income (loss) per share	6,512	34,956	5,828	43,157
In April 2021, the Company granted an RSU award (the “CEO Performance Award”), which included service, market, and performance-based vesting conditions. The CEO Performance Award is excluded from the above table because none of the market conditions had been met as of June 30, 2022.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.    Revenue Information
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Subscription	$187,338	$151,292	$362,161	$251,796
Performance-based	52,605	31,668	105,042	56,536
Total revenue	$239,943	$182,960	$467,203	$308,332
The Company recognized $24.4 million and $15.5 million of revenue during the three months ended June 30, 2022 and 2021, respectively, that was included in the deferred revenue balances as of March 31, 2022 and 2021, respectively.
The Company recognized $22.6 million and $11.4 million of revenue during the six months ended June 30, 2022 and 2021, respectively, that was included in the deferred revenue balances as of December 31, 2021 and 2020, respectively.
As of June 30, 2022 and December 31, 2021, the Company had no contract assets.
Performance Obligations
No revenue was recognized during the three and six months ended June 30, 2022 and 2021 from performance obligations satisfied in previous periods.
As of June 30, 2022, the Company did not have any material remaining performance obligations expected to be recognized in the future. The Company’s remaining performance obligations primarily relate to subscription services such as time-based job posting plans, upsell services, and resume database plans that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.
5.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued marketing	$26,006	$22,493
Accrued compensation and benefits	17,038	26,621
Accrued partner expenses	8,978	8,457
Accrued commissions	6,020	5,790
Accrued refunds and customer liabilities	3,602	3,646
Accrued non-income taxes	2,755	11,250
Other accrued expenses	6,601	7,956
Total accrued expenses	$71,000	$86,213
6.    Debt
Credit Facility
In April 2021, the Company terminated its Second Amended and Restated Loan and Security Agreement dated September 2, 2020 and entered into a new $250.0 million credit facility agreement with

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
a syndicate of banks. The credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon the Company’s Net Leverage Ratio. The Company’s Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing twelve months of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. The Company is also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the credit facility at a rate between 0.25% to 0.35%, depending on the Company’s Net Leverage Ratio.
The credit facility is collateralized by security interests in substantially all of the Company’s assets and includes customary events of default such as non-payment of principal, non-payment of interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments against the Company, and a change of control. The occurrence of an event of default could result in the acceleration of the obligations under the credit facility.
The credit facility agreement contains customary representations, warranties, affirmative covenants, such as financial statement reporting requirements, negative covenants, and financial covenants, such as maintenance of certain net leverage ratio requirements. The negative covenants include restrictions that, among other things, restrict the Company’s ability to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions.
On November 19, 2021, the Company entered into an amendment to the credit agreement with a syndicate of banks and the lenders named therein (the “Credit Agreement”), to amend certain other provisions under the Credit Agreement relating to how letters of credit denominated in currencies other than U.S. Dollars are valued under the Credit Agreement.
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
On April 26, 2022, the Company entered into a Third Amendment to the Credit Agreement with the administrative agent to clarify the amounts to be held with the administrative agent.
The Company had no amounts outstanding under the Credit Agreement and was in compliance with the financial covenants as of June 30, 2022. The amount available under the credit facility as of June 30, 2022 was $244.5 million, which is the credit limit less letters of credit outstanding of $5.5 million.
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company accounts for the debt issuance costs incurred related to the Notes using the effective interest method, under which the debt issuance costs are amortized as interest expense until the applicable maturity date. As of June 30, 2022, the Company had a carrying amount of approximately $8.9 million of debt issuance costs related to the Notes.
For the three and six months ended June 30, 2022, the Company recognized $7.3 million and $13.4 million, respectively, in interest expense related to the Notes with an effective interest rate of 5.4%. Such interest expense includes $0.2 million and $0.4 million related to the amortization of debt issuance costs, for the three and six months ended June 30, 2022, respectively.
The aggregate fair value of the Notes as of June 30, 2022 was estimated to be approximately $462.0 million, and is valued based on quoted prices for the Notes in an inactive market, which represents a Level 2 input in the fair value hierarchy.

7.    Commitments and Contingencies
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In April 2019, the Company was named as a defendant in a putative class action lawsuit filed by a former employee in the Los Angeles Superior Court alleging that the Company violated the Fair Credit Reporting Act as well as owed certain compensation to employees. In January 2020, the former employee filed a related representative action in the Los Angeles Superior Court under the Private Attorney General Act alleging similar claims regarding compensation owed to employees. In January 2021, the Company filed a motion for summary judgment or, in the alternative, summary adjudication, which was granted in part and denied in part. As of September 30, 2021, the parties agreed to settle the lawsuit for an immaterial amount and accordingly, the Company recorded a liability within accrued expenses. The settlement must be approved by the Court before it can be finalized. As of June 30, 2022, the Company anticipates that the settlement agreement will be approved by early 2023.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of June 30, 2022, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.
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

8.    Common Stock and Redeemable Convertible Preferred Stock
Common Stock
The Company is authorized to issue a total of 1.45 billion shares consisting of 700 million shares of Class A common stock, 700 million shares of Class B common stock, and 50 million shares of preferred stock, all with a par value per share of $0.00001.
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
On May 14, 2021, the holders of the Series A preferred stock and Series B preferred stock converted all outstanding shares of preferred stock into 24.2 million shares of Class B common stock.

9.    Share Repurchase Program
In February 2022, the Company’s board of directors authorized the Company to repurchase up to $100.0 million of outstanding shares of its common stock pursuant to a new share repurchase program (the “Program”). Additionally, in June 2022, the Company’s board of directors authorized an increase to the Program of $150.0 million, which resulted in a total of $250.0 million of outstanding shares of its common stock authorized to be repurchased under the Program.
The Company may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The Program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors.
The Program does not obligate the Company to repurchase shares of common stock. There is no minimum or maximum number of shares to be repurchased under the Program. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities.
During the six months ended June 30, 2022, the Company repurchased 0.6 million shares of its Class A common stock totaling $12.3 million through open market purchases, 2.2 million shares of its Class A common stock totaling $50.0 million under an accelerated share repurchase agreement entered into in March 2022 (the “March ASR”) and completed in May 2022, and 1.8 million shares of its Class A common stock delivered under a Rule 10b5-1 plan totaling $32.9 million.
Additionally, in June 2022, the Company entered into a new accelerated share repurchase agreement (the “June ASR”) with Goldman Sachs & Co. LLC to repurchase an aggregate of $50.0 million in shares of the Company’s Class A common stock. The Company made an initial payment of $50.0 million and received an initial delivery of 2.6 million shares, which represented $40.0 million (or 80%) of the June ASR. The final number of shares to be repurchased will be based on the volume-weighted average price of the Company’s Class A common stock during the term of the June ASR, net of fees. The final settlement of the June ASR will occur during the third quarter of 2022.
Approximately $104.8 million will remain available for future repurchases of the Company’s Class A common stock under the Company’s share repurchase program after completion of the June ASR.
All shares repurchased under the share repurchase program were immediately retired. Repurchased shares reduced the Company’s outstanding shares and its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10.    Stock-Based Compensation
Total stock-based compensation expense is recorded in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$187	$737	$403	$753
Sales and marketing	2,429	12,317	5,057	12,416
Research and development	6,890	18,573	15,560	19,398
General and administrative	8,154	32,739	17,134	33,025
Total stock-based compensation	$17,660	$64,366	$38,154	$65,592
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
In April 2021, the Company adopted the 2021 Plan, which became effective on May 14, 2021 in connection with the Direct Listing. The 2021 Plan permits the grant of incentive stock options to employees and the grant of non-qualified stock options, restricted stock, restricted stock awards, RSUs, stock appreciation rights, performance units, performance shares and stock bonus awards to the Company’s employees, directors, and consultants. Under the 2021 Plan, 10.7 million shares of Class A common stock were initially reserved for issuance. The number of shares initially reserved for issuance pursuant to awards under the 2021 Plan will be increased by (i) (a) any reserved shares not issued or subject to outstanding awards granted under the Prior Plans that cease to be subject to such awards by forfeiture or otherwise after the effective date, (b) shares issued under the Prior Plans before or after the effective date pursuant to the exercise of stock options that are, after the effective date, forfeited, (c) shares issued under the Prior Plans that are repurchased by the Company at the original purchase price or are otherwise forfeited, and (d) shares that are subject to stock options or other awards under the Prior Plans that are used to pay the exercise price of a stock option or withheld to satisfy the tax withholding obligations related to any award and (ii) an annual increase on January 1st of each year beginning in 2022 through 2031, by the lesser of (a) 5% of the number of shares of all classes of the Company’s common stock issued and outstanding on December 31 immediately prior to the date of increase or (b) such number of shares determined by the board of directors. Under the 2021 Plan, as of June 30, 2022, 18.0 million shares of Class A common stock were authorized, of which 12.6 million shares of Class A common stock were available for future issuance.
2021 Employee Stock Purchase Plan
In August 2021, the Company launched the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for concurrent six-month offering and purchase periods beginning February 15 and August 15 of each year. On January 1 of each of year, 2022 through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of Class A common stock and shares of preferred stock of the Company (on an as converted to common stock basis) on the

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
immediately preceding December 31; provided that the board of directors or compensation committee may in its sole discretion reduce the amount of the increase in any particular year. As of June 30, 2022, 2.2 million shares of Class A common stock were authorized.
The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount through payroll deductions of their eligible compensation, subject to certain plan limitations. On each purchase date, eligible employees can purchase the Company’s Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the offering date or (ii) the purchase date. The purchase date is the last day of any concurrent offering and purchase period. During the six months ended June 30, 2022, 0.3 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $5.3 million.
In the three and six months ended June 30, 2022, total stock-based compensation expense of $0.5 million and $1.3 million, respectively, was recognized related to the ESPP. As of June 30, 2022, there was $0.3 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the offering period ending August 14, 2022. As of June 30, 2022, the Company recorded a liability of $3.0 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses in the accompanying Condensed Consolidated Balance Sheets.
Stock Options
A summary of the Company’s stock option activity under the Prior Plans and the 2021 Plan (collectively, the “Plans”) for the six months ended June 30, 2022 is as follows (in thousands, except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2021	9,841	$2.27
Granted	—	—
Exercised	(1,645)	1.96
Forfeited/Canceled	(65)	3.70
Outstanding at June 30, 2022	8,131	$2.32
Exercisable at June 30, 2022	7,631	$2.27
As of June 30, 2022, total remaining stock-based compensation expense for unvested stock options is $4.7 million, which is expected to be recognized over a weighted average period of 1.2 years.
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
On April 19, 2021, the Company also granted the CEO Performance Award, which provides for a grant of 1.4 million RSUs. The CEO Performance Award vests upon achieving stock price targets as well as satisfying certain minimum service requirements. During the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of $1.4 million and $2.9 million, respectively, related to the CEO Performance Award. During both the three and six months ended

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
June 30, 2021, the Company recorded stock-based compensation expense of $0.6 million related to the CEO Performance Award.
For all RSUs, excluding the CEO Performance Award, the Company recorded stock-based compensation expense of $15.4 million and $33.1 million during the three and six months ended June 30, 2022, respectively, and $63.4 million during both the three and six months ended June 30, 2021. The Company did not recognize any stock-based compensation expense during the three months ended March 31, 2021 for any RSUs granted because the Company concluded that during the three months ended March 31, 2021 and prior to the Direct Listing, the liquidity event performance condition described above for the RSUs was not probable of being satisfied.
A summary of the Company’s RSU activity for the six months ended June 30, 2022 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	7,532	$24.20
Granted	2,515	20.93
Vested	(1,338)	16.17
Forfeited/Canceled	(662)	21.11
Unvested at June 30, 2022	8,047	$20.70
As of June 30, 2022, total unrecognized stock-based compensation expense for RSUs associated with the CEO Performance Award was $16.4 million, which is expected to be recognized over a weighted average period of 2.9 years. Additionally, as of June 30, 2022, there was $2.5 million of unrecognized stock-based compensation expense related to performance-based RSUs which will be recognized by the second quarter of 2028 if achievement of the performance condition becomes probable. For the remaining RSUs, including performance-based RSUs that are probable of vesting, total unrecognized stock-based compensation expense for unvested RSUs as of June 30, 2022 was $150.8 million, which is expected to be recognized over a weighted average period of 1.5 years.
11.    Income Taxes
The Company computes its provision (benefit) for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The income tax benefits, effective tax rates, and statutory federal income tax rates for the three and six months ended June 30, 2022 and June 30, 2021 were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax expense (benefit)	$4,512	$(15,917)	$4,009	$(12,672)
Effective tax rate	25.6%	23.1%	15.7%	24.3%
Statutory federal income tax rate	21%	21%	21%	21%
The effective tax rate for the three and six months ended June 30, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to book and tax differences relating to the exercise of non-qualified stock options and settlement of RSUs, and from the tax benefits from research and development tax credits, partially offset by non-deductible expenses including certain stock-based compensation expenses

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
and limitations on the amount of deductible officer compensation. The effective tax rate for the three and six months ended June 30, 2021 differed from the U.S. federal statutory tax rate of 21% primarily due to book and tax differences relating to the exercise of non-qualified stock options and from the tax benefits from research and development tax credits, partially offset by non-deductible expenses including certain stock-based compensation expenses.
During the three and six months ended June 30, 2022, the Company continued to record reserves for the current year uncertain tax positions recognized within the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.
12.    Subsequent Events
In August 2022, subsequent to period end, the purchase period for the June ASR ended and an additional 0.3 million shares were delivered to the Company. In total, 2.9 million shares were purchased by the Company under the ASR at a volume-weighted average price of $16.99 per share, net of fees.

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
For the three months ended June 30, 2022, our revenue was $239.9 million and we generated net income of $13.1 million and Adjusted EBITDA of $45.4 million. For the three months ended June 30, 2021, our revenue was $183.0 million, and we generated a net loss of $52.8 million and Adjusted EBITDA of $(1.7) million. For the six months ended June 30, 2022, our revenue was $467.2 million, and we generated net income of $21.5 million and Adjusted EBITDA of $82.6 million. For the six months ended June 30, 2021, our revenue was $308.3 million, and we generated a net loss of $39.4 million and Adjusted EBITDA of $18.3 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income (loss) to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”
KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022
Quarterly Paid Employers	114,705	169,191	169,535	147,081	150,233	156,537
Revenue per Paid Employer	$1,093	$1,081	$1,254	$1,497	$1,513	$1,533

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Adjusted EBITDA	$45,394	$(1,718)	$82,597	$18,276
Adjusted EBITDA margin	19%	(1)%	18%	6%
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
In the quarter ended June 30, 2022, Quarterly Paid Employers increased when compared to the quarter ended March 31, 2022. The elevated levels of hiring activity we saw throughout the quarter ended March 31, 2022 continued, driven by the strong demand from U.S. employers entering and returning to our marketplace. Although we saw employers pulling back on job postings during the final weeks of June 2022, for the quarter ended June 30, 2022 as a whole, the job growth trend in the U.S. labor market continued even as supply chain disruptions, inflation, and rising interest rates posed challenges for many businesses. The longstanding investments in building our brand among employers and in-period sales and marketing efforts contributed to a growing number of Paid Employers participating in our marketplace during the second quarter of 2022.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the quarter ended June 30, 2022, Revenue per Paid Employer increased slightly when compared to the quarter ended March 31, 2022. Employers’ willingness to pay continued to grow in the current quarter as demand for talent remained high. Our products and services continue to improve, offering more value for employers of all sizes.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as our net income (loss) before interest expense, other income (expense), net, income tax expense (benefit) and depreciation and amortization, adjusted to eliminate stock-based compensation expense. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
GAAP net income (loss) (1)	$13,110	$(52,847)	$21,527	$(39,449)
Stock-based compensation	17,660	64,366	38,154	65,592
Depreciation and amortization	2,637	2,233	5,122	4,535
Interest expense	7,511	266	13,796	475
Other (income) expense, net	(36)	181	(11)	(205)
Income tax expense (benefit)	4,512	(15,917)	4,009	(12,672)
Adjusted EBITDA	$45,394	$(1,718)	$82,597	$18,276
____________
(1)GAAP net income (loss) includes one-time general and administrative expenses related to accounting and legal expenses and other filing costs in connection with our Direct Listing totaling $0 in both the three and six months ended June 30, 2022, and $31.9 million and $34.0 million in the three and six months ended June 30, 2021, respectively.

The following tables present GAAP net income (loss) margin and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Revenue	$239,943	$182,960	$467,203	$308,332
Net income (loss)	13,110	(52,847)	21,527	(39,449)
GAAP net income (loss) margin	5%	(29)%	5%	(13)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Revenue	$239,943	$182,960	$467,203	$308,332
Adjusted EBITDA	45,394	(1,718)	82,597	18,276
Adjusted EBITDA margin	19%	(1)%	18%	6%
Impact of COVID-19
COVID-19 has had, and continues to have, a significant impact on the U.S. economy and hiring. The economic recovery during the year ended 2021 drove a significant and broadly distributed increase in demand for labor. In the quarter ended June 30, 2022, we delivered $239.9 million in revenue, a 31% increase compared to the quarter ended June 30, 2021, reflecting strong execution across product, marketing and operations, and the continuation of an economic recovery. We saw significantly higher Revenue per Paid Employer in the quarter ended June 30, 2022 versus the quarter ended June 30, 2021 driven by higher demand of our products as the economy continued to improve from the economic downturn caused by the COVID-19 pandemic amidst a more competitive labor market. However, we saw employers pulling back on job postings during the final weeks of June 2022 as supply chain disruptions, inflation, and rising interest rates posed challenges for many businesses. Any global economic recovery remains uncertain and unpredictable, and will be impacted by developments in the pandemic, including any subsequent waves of outbreak or new variant strains of the COVID-19 virus, which may require re-closures or other preventative measures and influence job seeker and employer activity.

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
Cost of Revenue and Gross Profit
Cost of Revenue
Cost of revenue consists of third-party hosting, credit card processing fees, personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for customer support employees, partner revenue share amounts, job distribution costs from performance-based revenue, and amortization of capitalized software costs associated with our marketplace technology to provide services for our customers. In addition, we allocate a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to cost of revenue based on headcount.

We expect cost of revenue to increase in absolute dollars in future periods due to payment processing fees, third-party hosting fees, personnel-related costs to support additional transaction volume, and amortization expense associated with our capitalized internal-use software and development cost. Our cost of revenue may fluctuate in absolute dollars from period to period based on the amount and timing of all of these items.
Gross Profit and Gross Margin
Our gross profit and gross margin may fluctuate from period to period. Such fluctuations may be influenced by our revenue, timing and amount of investments to expand hosting capacity, our continued investments in our support teams, and the amortization expense associated with our capitalized internal-use software and development cost.
Costs and Operating Expenses
Sales and Marketing
Sales and marketing expense consists of personnel-related costs (including salaries, sales commissions, bonuses, benefits, and stock-based compensation) for our sales and marketing employees, marketing activities, and related allocated overhead costs. Marketing activities include advertising, online lead generation, customer and industry events, and candidate acquisition. We allocate a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to sales and marketing expense based on headcount.
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
Research and Development
Research and development expense consists of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for our research and development employees, amortization of capitalized software costs associated with the development of the databases supporting our marketplace, and the cost of certain third-party service providers. We allocate a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to research and development expenses based on headcount. Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred.
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
General and Administrative
General and administrative expense consists of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees in our executive, finance, human resource and administrative departments, and fees for third-party professional services, including consulting, legal and accounting services. General and administrative expense also consists of non-recurring costs as part of our transition to a publicly traded company and includes fees paid to our financial advisors in connection with our Direct Listing. In addition, we allocate a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to general and administrative expense based on headcount.

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
Other Income (Expense), Net
Other income (expense) consists primarily of gains and losses from foreign currency exchange transactions. We have foreign currency exposure primarily related to personnel-related expenses that are denominated in currencies other than the U.S. Dollar, principally the Canadian Dollar, British Pound and the Israeli New Shekel. Other income (expense) also includes sublease income which consists of income earned from noncancellable sublease agreements related to two of our office facilities.
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rate for the three and six months ended June 30, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to book and tax differences relating to the exercise of non-qualified stock options and settlement of RSUs and from the tax benefits from research and development tax credits, partially offset by non-deductible expenses including certain stock-based compensation expenses and limitations on the amount of deductible officer compensation. The effective tax rate for the three and six months ended June 30, 2021 differed from the U.S. federal statutory tax rate of 21% primarily due to book and tax differences relating to the exercise of non-qualified stock options and from the tax benefits from research and development tax credits, partially offset by non-deductible expenses including certain stock-based compensation expenses.

Results of Operations
The following table sets forth our consolidated results of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue(1)	$239,943	$182,960	$467,203	$308,332
Cost of revenue(2)	21,757	21,600	43,363	37,561
Gross profit	218,186	161,360	423,840	270,771
Operating expenses
Sales and marketing(2)	136,631	114,171	274,221	177,647
Research and development(2)	30,925	37,909	60,569	54,924
General and administrative(2)(3)	25,533	77,597	49,729	90,051
Total operating expenses	193,089	229,677	384,519	322,622
Income (loss) from operations	25,097	(68,317)	39,321	(51,851)
Other income (expense)
Interest expense	(7,511)	(266)	(13,796)	(475)
Other income (expense), net	36	(181)	11	205
Total other expense, net	(7,475)	(447)	(13,785)	(270)
Income (loss) before income taxes	17,622	(68,764)	25,536	(52,121)
Income tax expense (benefit)	4,512	(15,917)	4,009	(12,672)
Net income (loss)	$13,110	$(52,847)	$21,527	$(39,449)
____________
(1)Revenue was comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Subscription revenue	$187,338	$151,292	$362,161	$251,796
Performance-based revenue	52,605	31,668	105,042	56,536
Total revenue	$239,943	$182,960	$467,203	$308,332
(2)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$187	$737	$403	$753
Sales and marketing	2,429	12,317	5,057	12,416
Research and development	6,890	18,573	15,560	19,398
General and administrative	8,154	32,739	17,134	33,025
Total stock-based compensation	$17,660	$64,366	$38,154	$65,592
(3)Includes one-time charges related to accounting and legal expenses and other filing costs in connection with our Direct Listing totaling $0 in both the three and six months ended June 30, 2022, and $31.9 million and $34.0 million in the three and six months ended June 30, 2021, respectively.

Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$239,943	$182,960	$56,983	31%	$467,203	$308,332	$158,871	52%
Revenue increased $57.0 million, or 31%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Subscription revenue increased by $36.0 million, or 24%, for the same periods, which was primarily due to significantly higher Revenue per Paid Employer in the current period driven by higher demand of our products as the economy continued to improve from the economic downturn caused by the COVID-19 pandemic amidst a more competitive labor market, partially offset by lower Quarterly Paid Employers in our marketplace for the same periods. The number of Quarterly Paid Employers was higher in the prior-year period due to the surge in hiring demand driven by the reopening of the American economy. Performance-based revenue increased $20.9 million, or 66%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in performance-based revenue was primarily due to the onboarding of new customers who run sophisticated recruitment marketing campaigns in addition to increased budgets as employers' hiring needs ramped up as the economy continued to recover.
Revenue increased $158.9 million, or 52%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Subscription revenue increased by $110.4 million, or 44%, for the same periods, which was primarily due to significantly higher Revenue per Paid Employer in the current period driven by higher demand of our products as the economy continued to improve from the economic downturn caused by the COVID-19 pandemic amidst a more competitive labor market, partially offset by lower Quarterly Paid Employers in our marketplace for the same periods. The number of Quarterly Paid Employers was higher in the prior-year period due to the surge in hiring demand driven by the reopening of the American economy. Performance-based revenue increased $48.5 million, or 86%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in performance-based revenue was primarily due to the onboarding of new customers who run sophisticated recruitment marketing campaigns in addition to increased budgets as employers' hiring needs ramped up as the economy continued to recover.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$21,757	$21,600	$157	1%	$43,363	$37,561	$5,802	15%
Gross margin	91%	88%			91%	88%
Cost of revenue remained flat for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Total gross margin improved from 88% to 91% in the three months ended June 30, 2021 and June 30, 2022, respectively, and reflects our continued commitment to operational efficiencies and maintaining costs proportionate to revenue growth.
Cost of revenue increased $5.8 million, or 15%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase of $3.5 million in credit card processing fees, and an increase of $2.1 million in personnel-related costs for customer support employees. Total gross margin improved from 88% to 91% in the six months ended June 30, 2021 and June 30, 2022, respectively, and reflects our continued commitment to operational efficiencies and maintaining costs proportionate to revenue growth.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$136,631	$114,171	$22,460	20%	$274,221	$177,647	$96,574	54%
Percentage of revenue	57%	62%			59%	58%

Sales and marketing expenses grew $22.5 million, or 20%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily attributable to an additional $22.1 million in marketing and advertising versus the prior-year period reflecting our efforts in ramping up advertising to both job seekers and employers to grow both sides of the marketplace. Personnel-related costs for our sales and marketing employees increased by $8.1 million, largely due to an increase in headcount. These increases were partially offset by a decrease of $9.9 million in stock-based compensation expense, primarily attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the prior-year period.
Sales and marketing expenses grew $96.6 million, or 54%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily attributable to an additional $82.7 million in marketing and advertising versus the prior-year period reflecting our efforts in ramping up advertising to both job seekers and employers to grow both sides of the marketplace. Personnel-related costs for our sales and marketing employees increased by $17.8 million, largely due to an increase in headcount. These increases were partially offset by a decrease of $7.4 million in stock-based compensation expense, primarily attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$30,925	$37,909	$(6,984)	(18)%	$60,569	$54,924	$5,645	10%
Percentage of revenue	13%	21%			13%	18%

Research and development expenses decreased $7.0 million, or 18%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a decrease in stock-based compensation expense of $11.7 million mostly attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the prior-year period. This decrease was partially offset by a $2.4 million increase in our personnel-related expenses for our research and development employees, primarily attributable to an increase in headcount.
Research and development expenses increased $5.6 million, or 10%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase in our personnel-related costs for our research and development employees of $6.7 million largely due to an increase in headcount. This increase was partially offset by a decrease in stock-based compensation expense of $3.8 million primarily attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$25,533	$77,597	$(52,064)	(67)%	$49,729	$90,051	$(40,322)	(45)%
Percentage of revenue	11%	42%			11%	29%

General and administrative expenses decreased $52.1 million, or 67%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a decrease in stock-based compensation expense of $24.6 million attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the prior-year period. Additionally, we incurred non-recurring fees for legal, accounting and other costs related to our Direct Listing in the three months ended June 30, 2021 totaling $21.9 million, of which, $19.4 million was paid to our financial advisors. In addition, the decrease was also driven by a $10.0 million bonus paid to our CEO in connection with the Direct Listing in the prior-year period. These decreases were partially offset by a $2.1 million increase in our personnel-related expenses for our general and administrative employees, primarily due to an increase in headcount.
General and administrative expenses decreased $40.3 million, or 45%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This is primarily due to a decrease in professional fees mostly attributable to the non-recurring fees for legal, accounting and other costs related to our Direct Listing in the six months ended June 30, 2021 totaling $24.0 million, of which, $19.4 million was paid to our financial advisors. In addition, stock-based compensation expense decreased by $15.9 million primarily attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021. The decrease was further driven by a $10.0 million bonus paid to our CEO in connection with the Direct Listing in the second quarter of 2021. These decreases were partially offset by a $4.8 million increase in our personnel-related expenses for our general and administrative employees, primarily due to an increase in headcount.
Total Other Expense, Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Total other expense, net	$(7,475)	$(447)	$(7,028)	*	$(13,785)	$(270)	$(13,515)	*

______________
*Percentage not meaningful.

Total other expense, net, increased $7.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to interest expense of $7.3 million attributable to our senior unsecured notes in the aggregate principal amount of $550.0 million that commenced in January 2022.
Total other expense, net, increased $13.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to interest expense of $13.4 million related to our senior unsecured notes in the aggregate principal amount of $550.0 million that commenced in January 2022.

Income Tax Expense (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$4,512	$(15,917)	$20,429	(128)%	$4,009	$(12,672)	$16,681	(132)%
Effective tax rate	25.6%	23.1%			15.7%	24.3%

Income tax expense increased $20.4 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in income tax expense is primarily due to increased pre-tax profitability in the six month period ended June 30, 2022 and tax benefits related to the exercise of non-qualified stock options and the vesting of RSUs in the period ended June 30, 2021 related to our Direct Listing, the magnitude of which was not repeated in the sixth month period ended June 30, 2022. For the three and six months ended June 30, 2022, our effective tax rate of 25.6% and 15.7%, respectively, differed from the U.S. federal statutory rate of 21% primarily due to book and tax differences relating to the exercise of non-qualified stock options and settlement of RSUs, partially offset by permanent items such as our officer compensation limitations.
Liquidity and Capital Resources
As of June 30, 2022, we had cash totaling $699.9 million and $244.5 million available in unused borrowing capacity under our current credit facility. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes. As of June 30, 2022, we had no amounts outstanding under our credit facility.
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

Credit Facility
In April 2021, we entered into a $250.0 million credit facility agreement with a syndicate of banks. The credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon our Net Leverage Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing twelve months of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. We are also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the credit facility at a rate between 0.25% to 0.35%, depending on our Net Leverage Ratio. The amount available under the credit facility is reduced by letters of credit outstanding, which totaled $5.5 million as of June 30, 2022. The letters of credit outstanding relate to various leased office spaces.
The credit facility is collateralized by security interests in substantially all of our assets and includes customary events of default such as non-payment of principal, non-payment of interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments against us, and a change of control. The occurrence of an event of default could result in the acceleration of the obligations under the credit facility.
The credit facility agreement contains customary representations, warranties, affirmative covenants, such as financial statement reporting requirements, negative covenants, and financial covenants, such as maintenance of certain net leverage ratio requirements. The negative covenants include restrictions that, among other things, restrict our ability to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions.
For more information on the credit facility, please see Note 6 – Debt to our condensed consolidated financial statements included in this report.
We have no amounts outstanding under the credit facility and are in compliance with our debt covenants as of June 30, 2022.
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
For more information on the senior unsecured notes, please see Note 6 – Debt to our condensed consolidated financial statements included in this report.
Share Repurchase Program
During the six months ended June 30, 2022, our board of directors authorized us to repurchase up to $250.0 million of our outstanding common stock, with no fixed expiration. During the six months ended June 30, 2022, we repurchased 0.6 million shares of our Class A common stock totaling $12.3 million through open market purchases, 2.2 million shares of our Class A common stock totaling $50.0 million under an accelerated share repurchase agreement entered into in March 2022 (the “March ASR”) and completed in May 2022, and 1.8 million shares of our Class A common stock under a Rule 10b5-1 plan totaling $32.9 million. Additionally, we entered into another accelerated share repurchase agreement in June 2022 (the “June ASR”) with Goldman Sachs & Co. LLC to repurchase an aggregate of $50.0 million in shares. Under the June ASR, we received an initial delivery of 2.6 million shares of our Class A common stock which represented $40.0 million (or 80%) of the June ASR, and the final settlement occurred in August 2022.
Approximately $104.8 million remains available for future repurchases as of June 30, 2022. For more information, see Note 9 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021

Net cash provided by operating activities	$55,097	$37,715
Net cash used in investing activities	(4,313)	(8,215)
Net cash provided by financing activities	394,518	9,303
Net increase in cash	$445,302	$38,803
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the six months ended June 30, 2022, cash provided by operating activities was $55.1 million resulting from our net income of $21.5 million, adjusted by non-cash charges of $44.2 million and a net decrease of $10.6 million in our operating assets and liabilities. The non-cash charges primarily resulted from $38.2 million for stock-based compensation expense, $5.1 million pertaining to amortization of intangible assets and depreciation, and $2.5 million pertaining to non-cash lease expense, partially offset by $5.4 million related to the change in our deferred tax assets driven by our current year capitalization of research costs from a tax perspective, and the tax-related impact of stock-based compensation. The decrease of $10.6 million related to changes in our operating assets and liabilities was primarily driven by an $11.6 million increase in accounts receivable and a $9.2 million decrease in our accrued expenses and other liabilities and accounts payable, partially offset by a $13.0 million increase in accrued interest associated with our senior unsecured notes.
For the six months ended June 30, 2021, cash provided by operating activities was $37.7 million resulting from our net loss of $39.4 million, adjusted by non-cash charges of $60.2 million and a net increase of $17.0 million in our operating assets and liabilities. The non-cash charges primarily resulted from $65.6 million for stock-based compensation expense, $4.5 million pertaining to depreciation and amortization of intangible assets, and $2.8 million pertaining to non-cash lease expense, partially offset by $13.4 million related to the change in our deferred tax assets driven by the realization of stock-based compensation. The increase in our operating assets and liabilities was primarily driven by an increase of $18.5 million in our accounts payable as we increased our marketing spend targeted at job seekers in the first half of 2021.
Investing Activities
For the six months ended June 30, 2022, cash used in investing activities was $4.3 million resulting from an increase in capitalized software development costs of $2.6 million and an increase in capital expenditures of $1.7 million primarily related to purchases of computer supplies and equipment.
For the six months ended June 30, 2021, cash used in investing activities was $8.2 million resulting from an increase in capital expenditures of $4.4 million to leasehold improvements for one of our operating leases and an increase of $3.8 million related to capitalized software development costs.
Financing Activities
For the six months ended June 30, 2022, cash provided by financing activities was $394.5 million which consisted of $550.0 million of proceeds from the issuance of our senior unsecured notes, $5.3 million of proceeds from the issuance of stock under the employee stock purchase plan, and $3.4 million of proceeds from the exercise of stock options, partially offset by $145.2 million for the repurchase of common stock, $9.6 million for the net settlement of taxes on RSUs, and $9.4 million for the payment of the issuance costs related to the issuance of our senior unsecured notes.
For the six months ended June 30, 2021, cash provided by financing activities was $9.3 million, which primarily consisted of $13.3 million of proceeds from the exercise of stock options, partially offset by $2.8 million for the repurchase of our Class A common stock and $1.3 million for the payment of the issuance costs related to our credit facility.
Obligations and Other Commitments
See our Annual Report on Form 10-K, or the 2021 Form 10-K, for our future minimum commitments related to certain software service agreements. Through June 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Our significant accounting policies are discussed in Note 2 – Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this report. There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the 2021 Form 10-K, except for the recently adopted accounting pronouncement and the accounting policies related to the senior unsecured notes and the accelerated share repurchases, as further discussed in Note 6 – Debt and Note 9 – Share Repurchase Program, respectively, to our condensed consolidated financial statements.
JOBS Act Accounting Election
We currently meet the definition of an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies. We will no longer be an emerging growth company at the conclusion of this fiscal year ending December 31, 2022.
Recent Accounting Pronouncements
See Note 2 – Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this report for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency exchange rates.
Interest Rate Risk
We are subject to interest rate risk in connection with our credit facility which bears a floating interest rate. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Refer to the disclosure under the heading “Legal Matters” in Note 7 – Commitments and Contingencies to our condensed consolidated financial statements included in this report for legal proceedings. From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities.
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
We face intense competition from many well-established online job sites such as CareerBuilder, Craigslist, Glassdoor, Indeed, LinkedIn and Monster as well as from newer entrants such as Google or Facebook. Many of our existing and potential competitors are considerably larger or more established than we are and have larger workforces and more substantial marketing and financial resources. Price competition for job marketplaces such as ours is likely to remain high, which could limit our ability to maintain or increase our market share, subscriber base, revenue and/or profitability.
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
Our business is significantly affected by fluctuations in general economic conditions. There is risk that any economic recovery may be short-lived and uneven, and may not result in increased demand for our services.
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
The U.S. and global economies continue to recover from the effects of the COVID-19 pandemic. However, economic recoveries are difficult to predict, and may be short-lived, slow, or uneven, with some regions, or countries within a region, continuing to experience declines or weakness in economic activity while others improve. Differing economic conditions and patterns of economic growth or contraction in the geographical regions in which we operate may affect demand for our marketplace. As the global economy recovers from the effects of the COVID-19 pandemic, we may not experience uniform, or any, increases in demand for our marketplace within the markets where our business is concentrated.
There has been volatility in financial markets as a result of a number of factors, including, but not limited to, the ongoing COVID-19 pandemic, international events such as the Russia/Ukraine conflict, and inflation, and the possibility of a U.S. and global recession. There is a risk that as a result of these macroeconomic factors, we could continue to experience declines in all, or in portions, of our business. Economic uncertainty may cause some of our current or potential employers to curtail spending in our marketplace and may ultimately result in cost challenges to our operations. These adverse conditions could result in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by decreased demand for job postings and our services. If general economic conditions significantly deviate from present levels, our business, financial condition, and operating results could be adversely affected.
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
COVID-19 and the related health policy measures and macroeconomic impacts have caused significant uncertainty and disruption in our business operations. The ongoing effects of the COVID-19 pandemic continue to be unpredictable, and may have an adverse effect on our business, results of operations, and financial condition.

COVID-19 has caused significant uncertainty. Ongoing resurgences of COVID-19 as the virus transitions from pandemic to endemic and related precautionary measures instituted by governments, businesses and individuals to mitigate its spread, including travel restrictions and quarantines, could continue to contribute to a general economic slowdown, adversely impact our employers, job seekers and other business partners, and disrupt our operations. As a result, any global economic recovery remains uncertain and unpredictable, and will be impacted by developments in the pandemic, including any subsequent waves of outbreak or new variant strains of the COVID-19 virus, which may require re-closures or other preventative measures and influence job seeker and employer activity.
As a result of the COVID-19 pandemic, in March 2020, we transitioned our entire staff to a remote working environment. In early 2022, we transitioned to a hybrid working environment and began allowing certain employees to return to our offices on a voluntary basis, though most employees continue to work remotely. We continue to expend resources to respond to the COVID-19 pandemic, including to develop and implement internal policies and procedures and track changes in laws. Our return to work approach may change at any time, and may vary among geographies, depending on applicable health protocols and local conditions. The remote working environment may also create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships. Any prolonged diversion of resources may have an adverse effect on our operations. Our hybrid work environment may adversely affect our cohesiveness and the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.
The impact of the ongoing COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic and macroeconomic conditions will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:
•the duration and spread of the pandemic, including any additional resurgences and/or variants;
•the distribution, utilization and efficacy of COVID-19 vaccines, therapeutics, and other treatments;
•governmental, business, and individuals’ actions taken in response to the pandemic;
•the impact of the pandemic on U.S. and global economic activity, unemployment levels, inflation, interest rates, and capital and financial markets, including the possibility of a U.S. or global recession;
•the impact of the pandemic on the financial circumstances and employment needs of our employers and job seekers, including vaccine or testing mandates and supply chain constraints; and
•other business disruptions that affect our workforce.
To the extent the COVID-19 pandemic or another significant public health threat, or the related macroeconomic impacts, has an impact on our business, results of operations, and financial condition, it is likely also to have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
Our Paid Employer subscription renewals, performance-based services, and upsells may decline or fluctuate as a result of a number of factors, including user usage, user satisfaction with our services and user support, our prices, the prices of competing services, mergers and acquisitions affecting our user base, the effects of U.S. and global economic conditions, or reductions in our Paid Employers’ spending levels generally.
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
Our future success depends in large part on the continued services of our senior management and other key personnel and our ability to retain and motivate them. In particular, we are dependent on the services of Ian Siegel, our Chief Executive Officer, and our technology, marketplace, future vision, and strategic direction could be compromised if he were to take another position, become ill or incapacitated, or otherwise become unable to serve as our Chief Executive Officer. We rely on our leadership team in the areas of marketing, sales, finance, support, product development, human resources, and technology. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice. If we lose the services of senior management or other key personnel, or if we cannot attract, train, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in 2018, European legislators adopted the General Data Protection Regulation, or the GDPR, which imposes more stringent European Union, or EU, data protection requirements, and provides for significant penalties for noncompliance. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will continue to be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and may subject us to governmental investigations or enforcement actions, fines and penalties, claims, litigation, and reputational harm in connection with any European activities. Further, the United Kingdom, or the UK, has enacted the UK GDPR, which, together with the amended UK Data Protection Act 2018, or DPA, retains the GDPR in UK national law. Fines for certain breaches of the GDPR and the UK data protection regime are significant (e.g., fines for certain breaches of the GDPR or the UK GDPR are up to the greater of 20 million Euros (or 17.5 million GBP under the UK GDPR) or 4% of total global annual turnover). Additionally, the California Consumer Privacy Act, or the CCPA, which afforded new data privacy rights for consumers and new operational requirements for companies, came into force in 2020, and also provides for fines for noncompliance. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, or CPRA, which further expands the CCPA with additional data privacy compliance requirements and rights of California consumers effective January 1, 2023, and establishes a regulatory agency dedicated to enforcing those requirements. In addition, Virginia, Colorado, Connecticut and Utah each have enacted a new privacy law, which take effect at various dates throughout 2023, and U.S. states have continued to introduce new legislation in 2022. The costs of compliance with, and other burdens imposed by, the GDPR, the UK GDPR, the DPA, the CCPA, and others may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat, process, or store such information.
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
We had $550.0 million of indebtedness (excluding intercompany indebtedness) and $244.5 million available under our credit facility as of June 30, 2022. Our indebtedness could have important consequences, including:
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
In addition, the credit agreement that governs our credit facility and the indenture governing the $550.0 million aggregate principal amount of our senior unsecured notes that we issued in January 2022 contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default under the credit agreement that governs our credit facility or the indenture governing the senior unsecured notes which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.

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
Further, the credit agreement governing our credit facility contains, and any future credit facility or other debt instrument may contain, provisions that will restrict our ability to dispose of assets and use the proceeds from any such disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
If we cannot make the scheduled payments on our debt, we will be in default and, as a result, the lenders under our credit facility and the holders of the senior unsecured notes could declare all outstanding principal and interest to be due and payable, the lenders under our credit facility could terminate their commitments to loan money and foreclose against the assets securing the borrowings under such credit facility, and we could be forced into bankruptcy or liquidation, which could result in an adverse impact to your investment in our company.
Covenants in our debt agreements may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely impacted.
We entered into a Credit Agreement with the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent, in April 2021, which provides for a $250.0 million secured line of credit. We also entered into an indenture in January 2022, which governs the senior unsecured notes. The credit facility and the indenture that governs the senior unsecured notes contain various restrictive covenants, including, among other things, net leverage ratio requirements, and restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to the credit agreement, we granted the lenders thereto a security interest in substantially all of our assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.
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
Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Because we will no longer qualify as an emerging growth company at the conclusion of this fiscal year ending December 31, 2022, we will be required to include in our Annual Report on Form 10-K for the year ending December 31, 2022, an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on our stock price.
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

•the impact of, including but not limited to, market volatility, macroeconomic conditions such as inflation and any recession, and economic disruption caused by COVID-19 or any other worldwide pandemic;
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
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of June 30, 2022, the holders of our outstanding Class B common stock beneficially owned approximately 26.7% of our outstanding common stock as a class and held approximately 87.9% of the voting power of our outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Ian Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
As of June 30, 2022, the board of directors authorized us to repurchase up to $250.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. During the six months ended June 30, 2022, we entered into two separate ASR agreements to repurchase an aggregate of $100.0 million in shares of our Class A common stock. Approximately $104.8 million remains available for future repurchases under our $250.0 million share repurchase program after completion of the June ASR agreement.
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
We are currently an “emerging growth company” and intend to take advantage of the reduced disclosure requirements applicable to emerging growth companies which may make our Class A common stock less attractive to investors.
We are currently an “emerging growth company” as defined in the JOBS Act. However, we will no longer be an emerging growth company at the conclusion of this fiscal year ending December 31, 2022. For so long as we remain an emerging growth company, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies,” including:
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
Moreover, Section 203 of the Delaware General Corporate Law, or DGCL, may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock. See the section titled “Description of Class A Common Stock” in Exhibit 4.6 to the 2021 Form 10-K for additional information. In addition, under the indenture governing the senior unsecured notes, if certain “change of control” events occur, each holder of the notes may require us to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of such notes. Additionally, our credit facility provides for an event of default upon the occurrence of certain specified “change of control” events.

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

Share repurchase activity during the three months ended June 30, 2022 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2022 to April 30, 2022	—	—	—
May 1, 2022 to May 31, 2022
March ASR (2)	353	$23.09	353
Rule 10b5-1 plan repurchases	774	$18.44	774
June 1, 2022 to June 30, 2022
Rule 10b5-1 plan repurchases	1,068	$17.42	1,068
June ASR (3)	2,613	(3)	2,613
Total	4,808			$104,775
____________
(1)As of June 30, 2022, the board of directors authorized us to repurchase up to $250.0 million of our common stock under the share repurchase program, of which $145.2 million had been utilized. The remaining $104.8 million in the table represents the amount available to repurchase shares under the share repurchase program as of June 30, 2022. We may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors. For more information, see Note 9 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
(2)In March 2022, we entered into the March ASR with Goldman Sachs. In May 2022, the March ASR ended and we received an additional 0.4 million shares. In total, we repurchased 2.2 million shares of Class A common stock under the March ASR at a volume-weighted average price of $23.09 per share net of fees paid to the bank. The ASR transaction was effectuated pursuant to our previously announced $250.0 million share repurchase program.
(3)In June 2022, we entered into the June ASR with Goldman Sachs. Under the terms of the agreement, we made an initial payment of $50.0 million and received an initial delivery of 2.6 million shares of Class A common stock, which represented $40.0 million (or 80%) of the June ASR. The final number of shares to be repurchased will be based on the volume-weighted average price of our Class A common stock during the term of the June ASR, less fees paid to the bank. The final settlement of the June ASR occurred during the third quarter of 2022. The ASR transaction was effectuated pursuant to our previously announced $250.0 million share repurchase program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation.	8-K	001-40406	3.1	5/17/2021
3.2	Restated Bylaws.	8-K	001-40406	3.2	5/17/2021
4.1	Form of Class A common stock certificate.	S-1	333-255488	4.1	4/23/2021
4.2	Form of Class B common stock certificate.	S-8	333-256155	4.6	5/14/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated April 22, 2021, by and between ZipRecruiter, Inc. and certain security holders.	S-1	333-255488	4.2	4/23/2021
4.4	Indenture, dated as of January 12, 2022, among ZipRecruiter, Inc. and Computershare Trust Company, N.A., as trustee.	8-K	001-40406	4.1	1/12/2022
4.5	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.4).	8-K	001-40406	4.1	1/12/2022
10.1	Amendment No. 3 to Credit Agreement, dated April 26, 2022, by and among ZipRecruiter, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.					X
10.2	License Agreement, dated May 17, 2022, between ZipRecruiter, Inc. and Moov Technologies Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.	X

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on August 15, 2022.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer

By:	/s/ Timothy Yarbrough
Timothy Yarbrough
Chief Financial Officer