Form 10-Q
period 2022-09-30
ZIPRECRUITER, INC.
filed 2022-11-09
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 79,824,291 shares of Class A common stock outstanding and 30,361,349 shares of Class B common stock outstanding as of November 2, 2022.

Page
Part I - Financial Information	6
Item 1. Unaudited Condensed Consolidated Financial Statements	6
Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	6
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	7
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021	8
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	9
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	11
Notes to the Condensed Consolidated Financial Statements	12
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	45
Part II - Other Information	46
Item 1. Legal Proceedings	46
Item 1A. Risk Factors	46
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3. Defaults Upon Senior Securities	76
Item 4. Mine Safety Disclosures	76
Item 5. Other Information	76
Item 6. Exhibits	77
Signatures	79

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in research and development, sales and marketing, and general and administrative expenses (including any components of the foregoing), and our ability to achieve and/or maintain future profitability;
•effects of a variety of macroeconomic factors that affect our business, the employment market, and the economy in general, including inflationary pressures, a higher interest rate environment, increasing borrowing costs and the ongoing impacts of the COVID-19 pandemic;
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZipRecruiter, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$482,978	$254,621
Marketable securities	186,723	—
Accounts receivable, net of allowances of $3,136 and $3,325 at September 30, 2022 and December 31, 2021, respectively	47,640	41,657
Prepaid expenses and other assets	11,334	9,721
Deferred commissions, current portion	4,740	4,640
Total current assets	733,415	310,639
Property and equipment, net	8,521	8,702
Operating lease right-of-use assets	13,145	18,515
Internal-use software, net	15,433	13,657
Deferred commissions, net of current portion	4,522	4,011
Goodwill	1,724	1,724
Deferred tax assets, net	40,626	38,029
Other assets	1,025	3,342
Total assets	$818,411	$398,619

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$13,736	$24,862
Accrued expenses	75,761	86,213
Accrued interest	5,938	—
Deferred revenue	24,059	23,253
Operating lease liabilities, current portion	5,677	6,109
Other current liabilities	2,456	2,457
Total current liabilities	127,627	142,894
Operating lease liabilities, net of current portion	14,339	19,179
Long-term borrowings	541,313	—
Other long-term liabilities	1,870	1,578
Total liabilities	685,149	163,651
Commitments and contingencies (Note 7)

Stockholders' equity
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of September 30, 2022 and December 31, 2021; 81,090 and 87,843 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.00001 par value; 700,000 shares authorized as of September 30, 2022 and December 31, 2021; 30,557 and 30,571 shares issued and 30,362 and 30,376 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class B treasury stock, 195 shares outstanding as of September 30, 2022 and December 31, 2021	(644)	(644)
Additional paid-in capital	159,752	303,395
Accumulated deficit	(25,701)	(67,784)
Accumulated other comprehensive loss	(146)	—
Total stockholders' equity	133,262	234,968
Total liabilities and stockholders' equity	$818,411	$398,619
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$226,968	$212,672	$694,171	$521,004
Cost of revenue	21,839	22,277	65,202	59,838
Gross profit	205,129	190,395	628,969	461,166
Operating expenses
Sales and marketing	112,574	112,178	386,795	289,825
Research and development	33,008	27,155	93,577	82,079
General and administrative	30,076	33,094	79,805	123,145
Total operating expenses	175,658	172,427	560,177	495,049
Income (loss) from operations	29,471	17,968	68,792	(33,883)
Other income (expense)
Interest expense	(7,361)	(221)	(21,157)	(696)
Other income (expense), net	321	(154)	332	51
Total other expense, net	(7,040)	(375)	(20,825)	(645)
Income (loss) before income taxes	22,431	17,593	47,967	(34,528)
Income tax expense (benefit)	1,875	(4,467)	5,884	(17,139)
Net income (loss)	20,556	22,060	42,083	(17,389)
Less: Accretion of redeemable convertible preferred stock	—	—	—	(1,480)
Net income (loss) attributable to Class A and Class B common stockholders	$20,556	$22,060	$42,083	$(18,869)
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.18	$0.19	$0.36	$(0.19)
Diluted	$0.17	$0.17	$0.34	$(0.19)
Weighted average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	113,059	115,372	116,184	97,159
Diluted	119,810	126,474	123,616	97,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$20,556	$22,060	$42,083	$(17,389)
Other comprehensive loss, net of tax
Unrealized losses on available-for-sale debt securities	(146)	—	(146)	—
Total other comprehensive loss	(146)	—	(146)	—
Total comprehensive income (loss)	$20,410	$22,060	$41,937	$(17,389)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2022
	Redeemable Convertible Preferred Stock				Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Series A		Series B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	—	$—	87,843	$1	30,571	$—	(195)	$(644)	$303,395	$(67,784)	$—	$234,968
Conversion of Class B stock to Class A stock	—	—	—	—	1,446	—	(1,446)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	1,180	—	—	—	2,078	—	—	2,078
Issuance of common stock upon the vesting and settlement of restricted stock units	—	—	—	—	354	—	433	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	21,112	—	—	21,112
Shares withheld related to net share settlement	—	—	—	—	(133)	—	(181)	—	—	—	(5,902)	—	—	(5,902)
Shares issued under employee stock purchase plan	—	—	—	—	290	—	—	—	—	—	5,293	—	—	5,293
Repurchase and retirement of common stock	—	—	—	—	(2,420)	—	—	—	—	—	(62,349)	—	—	(62,349)
Net income	—	—	—	—	—	—	—	—	—	—	—	8,417	—	8,417
Balance as of March 31, 2022	—	$—	—	$—	87,380	$1	30,557	$—	(195)	$(644)	$263,627	$(59,367)	$—	$203,617
Conversion of Class B stock to Class A stock	—	—	—	—	663	—	(663)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	5	—	460	—	—	—	1,099	—	—	1,099
Issuance of common stock upon the vesting and settlement of restricted stock units	—	—	—	—	275	—	348	—	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	—	—	—	—	—	—	97	—	—	97
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	18,200	—		18,200
Shares withheld related to net share settlement	—	—	—	—	(94)	—	(145)	—	—	—	(3,665)	—	—	(3,665)
Repurchase and retirement of common stock	—	—	—	—	(4,807)	—	—	—	—	—	(82,878)	—	—	(82,878)
Net income	—	—	—	—	—	—	—	—	—	—	—	13,110	—	13,110
Balance as of June 30, 2022	—	$—	—	$—	83,422	$1	30,557	$—	(195)	$(644)	$196,480	$(46,257)	$—	$149,580
Conversion of Class B stock to Class A stock	—	—	—	—	619	—	(619)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	421	—	—	—	646	—	—	646
Issuance of common stock upon the vesting and settlement of restricted stock units	—	—	—	—	380	—	341	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	19,844	—	—	19,844
Shares withheld related to net share settlement	—	—	—	—	(127)	—	(143)	—	—	—	(5,168)	—	—	(5,168)
Shares issued under employee stock purchase plan	—	—	—	—	159	—	—	—	—	—	2,836	—	—	2,836
Repurchase and retirement of common stock	—	—	—	—	(3,363)	—	—	—	—	—	(54,886)	—	—	(54,886)
Net income	—	—	—	—	—	—	—	—	—	—	—	20,556	—	20,556
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(146)	(146)
Balance as of September 30, 2022	—	$—	—	$—	81,090	$1	30,557	$—	(195)	$(644)	$159,752	$(25,701)	$(146)	$133,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock				Common Stock					Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Series A		Series B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	2,271	$87,118	6,031	$49,738	—	$—	78,283	$—		(195)	$(644)	$21,732	$(71,384)	$—	$(50,296)
Accretion of redeemable convertible preferred stock	—	961	—	36	—	—	—	—	0	—	—	(997)	—	—	(997)
Issuance of common stock upon exercise of options	—	—	—	—	—	—	1,965	—		—	—	3,660	—	—	3,660
Repurchase and retirement of common stock	—	—	—	—	—	—	(50)	—		—	—	(450)	—	—	(450)
Stock-based compensation	—	—	—	—	—	—	—	—		—	—	1,290	—	—	1,290
Net income	—	—	—	—	—	—	—	—		—	—	—	13,398	—	13,398
Balance as of March 31, 2021	2,271	$88,079	6,031	$49,774	—	$—	80,198	$—		(195)	$(644)	$25,235	$(57,986)	$—	$(33,395)
Accretion of redeemable convertible preferred stock	—	466	—	17	—	—	—	—		—	—	(483)	—	—	(483)
Conversion of redeemable convertible preferred stock to common stock	(2,271)	(88,545)	(6,031)	(49,791)	—	—	24,202	1		—	—	138,335	—	—	138,336
Conversion of convertible notes with related parties to common stock	—	—	—	—	—	—	3,085	—		—	—	25,653	—	—	25,653
Conversion of Class B stock to Class A stock	—	—	—	—	82,714	1	(82,714)	(1)		—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	5,282	—		—	—	8,720	—	—	8,720
Repurchase and retirement of common stock	—	—	—	—	—	—	(100)	—		—	—	(2,300)	—	—	(2,300)
Vesting of early exercised options	—	—	—	—	—	—	—	—		—	—	97	—	—	97
Issuance of common stock upon the vesting and settlement of restricted stock units	—	—	—	—	—	—	2,278	—		—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—		—	—	65,121	—	—	65,121
Net loss	—	—	—	—	—	—	—	—		—	—	—	(52,847)	—	(52,847)
Balance as of June 30, 2021	—	$—	—	$—	82,714	$1	32,231	$—		(195)	$(644)	$260,378	$(110,833)	$—	$148,902
Conversion of Class B stock to Class A stock	—	—	—	—	2,038	—	(2,038)	—		—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	1,036	—		—	—	2,461	—	—	2,461
Vesting of early exercised options	—	—	—	—	—	—	—	—		—	—	99	—	—	99
Issuance of common stock upon the vesting and settlement of restricted stock units	—	—	—	—	112	—	542	—		—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—		—	—	22,507	—	—	22,507
Net income	—	—	—	—	—	—	—	—		—	—	—	22,060	—	22,060
Balance as of September 30, 2021	—	$—	—	$—	84,864	$1	31,771	$—		(195)	$(644)	$285,445	$(88,773)	$—	$196,029
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$42,083	$(17,389)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	57,478	87,625
Depreciation and amortization	7,989	6,999
Provision for bad debts	2,203	1,296
Deferred income taxes	(2,547)	(18,272)
Non-cash lease expense	3,467	4,113
Other	2,682	129
Change in operating assets and liabilities:
Accounts receivable	(8,186)	(23,762)
Prepaid expenses and other current assets	(1,740)	(6,122)
Deferred commissions, net	(611)	(676)
Other assets	2,090	43
Accounts payable	(11,008)	18,672
Accrued expenses and other liabilities	(11,163)	28,066
Accrued interest	5,938	—
Deferred revenue	805	10,312
Operating lease liabilities	(5,132)	(1,259)
Net cash provided by operating activities	84,348	89,775
Cash flows from investing activities
Purchases of property and equipment	(2,224)	(5,684)
Capitalized internal-use software costs	(6,336)	(5,479)
Purchases of marketable securities	(186,719)	—
Net cash used in investing activities	(195,279)	(11,163)
Cash flows from financing activities
Payment of issuance costs for credit facility	—	(1,270)
Proceeds from issuance of senior unsecured notes	550,000	—
Payment of senior unsecured notes’ issuance fees	(9,378)	—
Payments of tax withholdings on net settlement of equity awards	(14,735)	—
Repurchase of common stock	(198,678)	(2,750)
Proceeds from exercise of stock options	3,950	15,750
Proceeds from issuance of stock under employee stock purchase plan	8,129	—
Net cash provided by financing activities	339,288	11,730
Net increase in cash and cash equivalents	228,357	90,342
Cash and cash equivalents
Beginning of period	254,621	114,539
End of period	$482,978	$204,881
Supplemental disclosure of non-cash activities
Capitalized assets included in accounts payable and accrued expenses	$1,053	$1,347
Stock-based compensation capitalized for software	1,678	1,293
Repurchase of common stock accrued but not yet settled	1,435	—
Accretion of redeemable convertible preferred stock	—	1,480
Conversion of redeemable convertible preferred stock	—	138,336
Conversion of convertible notes and accrued interest with related parties	—	25,653
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
There have been no changes in the Company’s accounting policies from those disclosed in the Company’s audited consolidated financial statements and the related notes included in the 2021 Form 10-K, except for the recently adopted accounting pronouncement and the accounting policies related to the senior unsecured notes and share repurchases, which are further discussed in Note 6 and Note 10, respectively, as well as the accounting policies related to investments, which are discussed in Note 8 and later in this Note.
The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022 or any future period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates include revenue recognition, estimates relating to the measurement of operating lease right-of-use (“ROU”) assets and operating lease liabilities, determination of the fair value of stock-based awards, valuation of common stock in periods prior to becoming a public company, collectability of accounts receivable, determination of the fair value of investments, impairment of investments and long-lived assets including goodwill, carrying value and useful lives of property and equipment and internal-use software, the amortization period for deferred commission costs, and income taxes. By their nature, estimates are subject to an inherent degree of uncertainty and actual results could differ from those estimates.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Investments
The Company maintains an investment portfolio of primarily highly rated debt securities and money market mutual funds to manage its excess cash reserves. The Company’s primary objectives in investing its excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments.
The Company’s investments are all highly liquid and available for use in current operations, including those with maturity dates beyond one year, and therefore the Company classifies these securities within current assets in its condensed consolidated balance sheets. The Company considers its highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Investments not considered cash equivalents are classified as marketable securities in the Company’s condensed consolidated balance sheets.
The Company classifies and accounts for its money market mutual funds which have readily determinable fair values as equity securities, and it carries such securities at fair value with unrealized gains and losses reported in other income (expense), net in its condensed consolidated statement of operations.
The Company classifies and accounts for its debt securities as available-for-sale, and it carries such securities at fair value with unrealized gains and losses reported net of tax as a separate component of stockholders’ equity in accumulated other comprehensive income. During both the three and nine months ended September 30, 2022, in connection with its available-for-sale debt securities, the Company recorded pre-tax unrealized losses in other comprehensive loss of $0.2 million with an associated tax benefit of $0.1 million. The Company held no investments in available-for-sale debt securities during the three and nine months ended September 30, 2021.
The Company determines any realized gains and losses on the sale of its available-for-sale debt securities using a specific identification method, and it records such gains and losses through other income (expense), net in its condensed consolidated statement of operations. During the three and nine months ended September 30, 2022, the Company did not sell any of its available-for-sale debt securities

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
and did not reclassify any amounts out of accumulated other comprehensive income into other income (expense), net in the condensed consolidated statement of operations.
If an available-for-sale debt security’s fair value declines below its amortized cost basis, the Company determines whether an other-than-temporary impairment has occurred. The Company evaluates whether it intends to sell the security, or whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis. If either condition is met, the Company records an other-than-temporary impairment loss on the security through other income (expense), net in its condensed consolidated statement of operations. If neither condition is met, the Company evaluates whether the decline is the result of credit-related factors, in which case the Company records the credit-related portion of the other-than-temporary impairment loss through other income (expense), net in the condensed consolidated statement of operations, and it records the non-credit-related portion of the other-than-temporary impairment loss, net of tax, through other comprehensive income in the condensed consolidated statement of comprehensive income (loss).
Segments and Geographic Information
The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker, the CEO, regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources. During the three and nine months ended September 30, 2022 and 2021, revenue from countries outside of the United States was not material. In addition, property and equipment and operating lease ROU assets outside of the United States were not material as of September 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash accounts with large financial institutions and at times, the cash accounts may exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses in such accounts.
The Company invests only in highly rated debt and equity securities. The Company believes the financial institutions that hold its investments are financially sound, and accordingly, are subject to minimal credit risk.
One customer accounted for 13% and 16% of the Company's outstanding accounts receivable as of September 30, 2022 and December 31, 2021, respectively. The Company closely monitors the financial condition of the foregoing customer, which has been in good credit standing. No other customer individually accounted for 10% or more of the Company's outstanding accounts receivable as of September 30, 2022 and December 31, 2021, respectively. As such, the Company does not consider the concentration of its accounts receivable to be a material risk. For the three and nine months ended September 30, 2022 and 2021, there were no customers that individually represented 10% or more of revenue.
The Company uses third parties to collect its credit card receivables and believes risk related to its credit card processors is minimal.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
As an emerging growth company (“EGC”), the Company is allowed by the Jumpstart Our Business Startups Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. The adoption dates discussed below reflect this election. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. The Company will become a large accelerated filer and will no longer qualify as an EGC at the conclusion of the fiscal year ending December 31, 2022. The adoption dates discussed below reflect the updated transition periods for complying with accounting pronouncements not yet adopted.
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following table presents the Company’s basic net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) per share, basic:
Net income (loss)	$20,556	$22,060	$42,083	$(17,389)
Less: Accretion of redeemable convertible preferred stock	—	—	—	(1,480)
Net income (loss) attributable to Class A and Class B common stockholders	$20,556	$22,060	$42,083	$(18,869)
Weighted average shares of Class A and Class B common stock outstanding	113,059	115,372	116,184	97,159
Net income (loss) per share attributable to Class A and Class B common stockholders, basic	$0.18	$0.19	$0.36	$(0.19)
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the Company’s diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) per share, diluted:
Numerator:
Net income (loss) attributable to Class A and Class B common stockholders	$20,556	$22,060	$42,083	$(18,869)

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	113,059	115,372	116,184	97,159
Effect of dilutive securities:
Options to purchase common stock	6,640	10,482	7,255	—
Restricted stock units	111	582	177	—
Unvested early exercise common stock	—	38	—	—
Weighted average shares of Class A and Class B common stock outstanding, diluted	119,810	126,474	123,616	97,159
Net income (loss) per share attributable to Class A and Class B common stockholders, diluted	$0.17	$0.17	$0.34	$(0.19)
The following table presents the weighted average number of potentially dilutive common stock equivalents excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	102	—	77	15,249
Restricted stock units	6,197	21	5,777	5,620
Redeemable convertible preferred stock, if converted basis	—	—	—	11,791
Convertible notes with related parties, if converted basis	—	—	—	1,639
Unvested early exercise common stock	—	—	—	35
Employee stock purchase plan	245	88	213	30
Total shares excluded from diluted net income (loss) per share	6,544	109	6,067	34,364
In April 2021, the Company granted an RSU award (the “CEO Performance Award”), which included service, market, and performance-based vesting conditions. The CEO Performance Award is excluded from the above table because none of the market conditions have been met as of September 30, 2022.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.    Revenue Information
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscription	$175,129	$172,525	$537,290	$424,321
Performance-based	51,839	40,147	156,881	96,683
Total revenue	$226,968	$212,672	$694,171	$521,004
The Company recognized $24.1 million and $20.9 million of revenue during the three months ended September 30, 2022 and 2021, respectively, that was included in the deferred revenue balances as of June 30, 2022 and 2021, respectively.
The Company recognized $23.1 million and $12.4 million of revenue during the nine months ended September 30, 2022 and 2021, respectively, that was included in the deferred revenue balances as of December 31, 2021 and 2020, respectively.
As of September 30, 2022 and December 31, 2021, the Company had no contract assets.
Performance Obligations
No revenue was recognized during the three and nine months ended September 30, 2022 and 2021 from performance obligations satisfied in previous periods.
As of September 30, 2022, the Company did not have any material remaining performance obligations expected to be recognized in the future. Generally, any remaining performance obligations relate primarily to subscription services such as time-based job posting plans, upsell services, and resume database plans that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.
5.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued marketing	$21,704	$22,493
Accrued compensation and benefits	24,731	26,621
Accrued partner expenses	7,815	8,457
Accrued commissions	6,740	5,790
Accrued refunds and customer liabilities	3,410	3,646
Accrued non-income taxes	2,692	11,250
Other accrued expenses	8,669	7,956
Total accrued expenses	$75,761	$86,213
6.    Debt
Credit Facility
In April 2021, the Company terminated its Second Amended and Restated Loan and Security Agreement dated September 2, 2020 and entered into a new $250.0 million credit facility agreement with

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
a syndicate of banks. The credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon the Company’s Net Leverage Ratio. The Company’s Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing 12 months of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. The Company is also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the credit facility at a rate between 0.25% to 0.35%, depending on the Company’s Net Leverage Ratio.
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
The Company had no amounts outstanding under the Credit Agreement and was in compliance with the financial covenants as of September 30, 2022. The amount available under the credit facility as of September 30, 2022 was $244.5 million, which is the credit limit less letters of credit outstanding of $5.5 million.
Issuance of Senior Unsecured Notes
On January 12, 2022, the Company issued an aggregate principal amount of $550.0 million senior unsecured notes due 2030 (the “Notes”) in a private placement. The Notes and the guarantees are senior unsecured obligations of ZipRecruiter, Inc.
The Notes were issued pursuant to an indenture dated as of January 12, 2022 (the “Indenture”) between the Company and the trustee. Pursuant to the Indenture, the Notes will mature on January 15, 2030 and bear interest at a rate of 5% per year. Interest on the Notes is payable semi-annually in arrears on January 15 and July 15 of each year. Unpaid amounts are included within accrued interest in the Company’s condensed consolidated balance sheets.

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
At its sole discretion, the Company has the option to redeem all or a part of the Notes as follows:
(i) At any time prior to January 15, 2025, the Company may redeem all or part of the Notes, at its option, at a redemption price equal to 100% of the principal amount plus a make-whole premium as defined in the Indenture, and any accrued and unpaid interest, if any; and
(ii) At any time on or after January 15, 2025, the Company may redeem all or any portion of the Notes, at the redemption prices equal to the percentage of principal amount set forth below, plus accrued and unpaid interest, if any, if redeemed during the 12-month period beginning on January 15 of the year indicated below:

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
The Company accounts for the debt issuance costs incurred related to the Notes using the effective interest method, under which the debt issuance costs are amortized as interest expense until the applicable maturity date. As of September 30, 2022, the Company had a carrying amount of approximately $8.7 million of debt issuance costs related to the Notes.
For the three and nine months ended September 30, 2022, the Company recognized $7.1 million and $20.5 million, respectively, in interest expense related to the Notes with an effective interest rate of 5.4%. Such interest expense includes $0.2 million and $0.7 million related to the amortization of debt issuance costs, for the three and nine months ended September 30, 2022, respectively.

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
In April 2019, the Company was named as a defendant in a putative class action lawsuit filed by a former employee in the Los Angeles Superior Court alleging that the Company violated the Fair Credit Reporting Act as well as owed certain compensation to employees. In January 2020, the former employee filed a related representative action in the Los Angeles Superior Court under the Private Attorney General Act alleging similar claims regarding compensation owed to employees. In January 2021, the Company

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
filed a motion for summary judgment or, in the alternative, summary adjudication, which was granted in part and denied in part. As of September 30, 2021, the parties agreed to settle the lawsuit for an immaterial amount and accordingly, the Company recorded a liability within accrued expenses. The settlement must be approved by the Court before it can be finalized. As of September 30, 2022, the Company anticipates that the settlement agreement will be approved by early 2023.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of September 30, 2022, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.
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

8.    Financial Instruments
Fair Value Measurements
The Company measures certain of its financial instruments at fair value on a recurring basis. Financial instruments measured at fair value on a recurring basis primarily include the Company’s cash equivalents and marketable securities.
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents our financial assets measured at fair value on a recurring basis, as well as the amortized cost basis and gross unrealized gains and losses of those assets as of September 30, 2022 (in thousands):

	Fair Value Measurement					Balance Sheet Classification
	Fair Value Level	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	Level 1	$269,408	$—	$—	$269,408	$269,408	$—
Money market mutual funds	Level 1	201,639	—	—	201,639	201,639	—
U.S. treasury securities	Level 1	120,434	22	(40)	120,416	—	120,416
Commercial paper	Level 2	12,255	—	—	12,255	6,415	5,840
Certificates of deposit	Level 2	4,322	—	—	4,322	—	4,322
Corporate notes and obligations	Level 2	58,706	6	(186)	58,526	5,516	53,010
Asset-backed securities	Level 2	3,134	2	(1)	3,135	—	3,135
Total cash, cash equivalents, and marketable securities		$669,898	$30	$(227)	$669,701	$482,978	$186,723
The Company did not have any financial assets measured at fair value on a recurring basis as of December 31, 2021.
The fair values of the Company’s Level 2 commercial paper and certificates of deposit are determined using quoted prices in markets that are not active or using model-driven valuations employing significant inputs derived from observable market data. The fair values of the Company’s Level 2 corporate notes and obligations and asset-backed securities are determined using an evaluated price based on a compilation of reported market information, such as benchmark yield curves, credit spreads and estimated default rates.
The carrying amounts of the Company’s remaining financial instruments not discussed in the above table, including accounts receivable, accounts payable, and accrued expenses, approximate fair value because of their short-term maturities, except for the Company’s senior unsecured notes which are valued based on quoted prices for the notes in an inactive market. The value of the Notes represents a Level 2 input in the fair value hierarchy. The aggregate fair value of the Notes as of September 30, 2022 was estimated to be approximately $442.8 million.
Certain assets, including goodwill and operating leases, are also subject to measurement at fair value on a non-recurring basis using Level 3 or Level 2 inputs, but only when they are deemed to be impaired. As of September 30, 2022 and December 31, 2021, no material impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
Equity Securities
The Company’s investments in equity securities consist primarily of money market mutual funds. During the three and nine months ended September 30, 2022, the Company recorded no material unrealized gains and losses in connection with its money market mutual funds held as of September 30, 2022. The Company had no investments in money market mutual funds during the three and nine months ended September 30, 2021.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Available-for-sale Debt Securities
The following table summarizes the fair value of the Company’s available-for-sale debt securities by contractual maturity as of September 30, 2022 (in thousands):

Due within 1 year	$182,997
Due after 1 year through 5 years	15,657
Total available-for-sale debt securities	$198,654
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months as of September 30, 2022 (in thousands):

	Fair Value	Gross Unrealized Losses
Asset-backed securities	$535	$(1)
Corporate notes and obligations	50,876	(186)
U.S. treasury securities	44,738	(40)
Total available-for-sale debt securities	$96,149	$(227)
The Company had no available-for-sale debt securities in a continuous unrealized loss position for more than 12 months as of September 30, 2022.
The Company did not recognize any credit losses for its available-for-sale debt securities during the three and nine months ended September 30, 2022.
During the three and nine months ended September 30, 2022, the Company did not sell any of its available-for-sale debt securities.
9.    Common Stock and Redeemable Convertible Preferred Stock
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

10.    Share Repurchase Program
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
During the nine months ended September 30, 2022, the Company repurchased 10.7 million shares of its Class A common stock for $200.1 million under the share repurchase program, including 5.1 million shares of its Class A common stock delivered under accelerated share repurchase agreements (the “ASRs”) totaling $100.0 million, 5.0 million shares of its Class A common stock delivered under a Rule 10b5-1 plan totaling $87.8 million, and 0.6 million shares of its Class A common stock totaling $12.3 million through open market purchases.
Approximately $49.9 million remains available for future repurchases of the Company’s Class A common stock under the Company’s share repurchase program as of September 30, 2022.
All shares repurchased under the share repurchase program were immediately retired. Repurchased shares reduced the Company’s outstanding shares and its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share. An immaterial number of the shares repurchased during the quarter ended September 30, 2022 were settled subsequent to the end of the quarter, and therefore continue to be legally outstanding as of September 30, 2022.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.    Stock-Based Compensation
Total stock-based compensation expense is recorded in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$210	$158	$613	$911
Sales and marketing	2,890	2,999	7,947	15,415
Research and development	7,655	6,935	23,215	26,333
General and administrative	8,569	11,941	25,703	44,966
Total stock-based compensation	$19,324	$22,033	$57,478	$87,625
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
In April 2021, the Company adopted the 2021 Plan, which became effective on May 14, 2021 in connection with the Direct Listing. The 2021 Plan permits the grant of incentive stock options to employees and the grant of non-qualified stock options, restricted stock, restricted stock awards, RSUs, stock appreciation rights, performance units, performance shares and stock bonus awards to the Company’s employees, directors, and consultants. Under the 2021 Plan, 10.7 million shares of Class A common stock were initially reserved for issuance. The number of shares initially reserved for issuance pursuant to awards under the 2021 Plan will be increased by (i) (a) any reserved shares not issued or subject to outstanding awards granted under the Prior Plans that cease to be subject to such awards by forfeiture or otherwise after the effective date, (b) shares issued under the Prior Plans before or after the effective date pursuant to the exercise of stock options that are, after the effective date, forfeited, (c) shares issued under the Prior Plans that are repurchased by the Company at the original purchase price or are otherwise forfeited, and (d) shares that are subject to stock options or other awards under the Prior Plans that are used to pay the exercise price of a stock option or withheld to satisfy the tax withholding obligations related to any award and (ii) an annual increase on January 1st of each year beginning in 2022 through 2031, by the lesser of (a) 5% of the number of shares of all classes of the Company’s common stock issued and outstanding on December 31 immediately prior to the date of increase or (b) such number of shares determined by the board of directors. Under the 2021 Plan, as of September 30, 2022, 18.4 million shares of Class A common stock were authorized, of which 11.8 million shares of Class A common stock were available for future issuance.
2021 Employee Stock Purchase Plan
In August 2021, the Company launched the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for concurrent six-month offering and purchase periods beginning February 15 and August 15 of each year. On January 1 of each of year, 2022 through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of Class A common stock and shares of preferred stock of the Company (on an as converted to common stock basis) on the immediately

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
preceding December 31; provided that the board of directors or compensation committee may in its sole discretion reduce the amount of the increase in any particular year. As of September 30, 2022, 2.2 million shares of Class A common stock were authorized.
The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount through payroll deductions of their eligible compensation, subject to certain plan limitations. On each purchase date, eligible employees can purchase the Company’s Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the offering date or (ii) the purchase date. The purchase date is the last day of any concurrent offering and purchase period. During the nine months ended September 30, 2022, 0.4 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $8.1 million.
For the ESPP, the Company recorded stock-based compensation expense of $0.6 million and $1.9 million during the three and nine months ended September 30, 2022, respectively, and $0.4 million during both the three and nine months ended September 30, 2021. As of September 30, 2022, there was $1.2 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the offering period ending February 14, 2023. As of September 30, 2022, the Company recorded a liability of $1.7 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses in the accompanying condensed consolidated balance sheets.
Stock Options
A summary of the Company’s stock option activity under the Prior Plans and the 2021 Plan (collectively, the “Plans”) for the nine months ended September 30, 2022 is as follows (in thousands, except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2021	9,841	$2.27
Granted	—	—
Exercised	(2,066)	1.87
Forfeited/Canceled	(284)	5.05
Outstanding at September 30, 2022	7,491	$2.27
Exercisable at September 30, 2022	7,111	$2.25
As of September 30, 2022, total remaining stock-based compensation expense for unvested stock options is $3.9 million, which is expected to be recognized over a weighted average period of 1.1 years.
Restricted Stock Units
The Company has granted RSUs to certain employees and directors of the Company. RSUs granted prior to the Company’s Direct Listing vest upon the satisfaction of both a time-based service condition and a liquidity event requirement. The time-based service condition for these awards is generally satisfied over four years. On April 19, 2021, the Company’s board of directors waived the liquidity event performance condition for the RSUs then outstanding so those that had satisfied the service condition would vest upon the earlier of the first day of trading of the Company’s common stock on the New York Stock Exchange, or March 15, 2022. RSUs granted subsequent to the Company’s Direct Listing generally have a time-based service condition, and in some instances, both a time-based service condition and a performance condition.
On April 19, 2021, the Company also granted the CEO Performance Award, which provides for a grant of 1.4 million RSUs. The CEO Performance Award vests upon achieving stock price targets as well as

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
satisfying certain minimum service requirements. During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of $1.5 million and $4.4 million, respectively, related to the CEO Performance Award. During the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $1.5 million and $2.1 million, respectively, related to the CEO Performance Award.
On September 21, 2021, the Company’s former Chief Operating Officer (“COO”) resigned and entered into a transition and separation agreement with the Company, where all RSUs awarded to the former COO prior to the resignation will continue to vest for a certain period of time (“Transition Period”). This agreement resulted in modifications to the RSUs and options on the date of the separation agreement. Approximately $3.8 million of stock-based compensation expense was recognized by the Company during both the three and nine months ended September 30, 2021 related to the modification of the awards, representing the incremental fair value of the awards on the date of the modification.
For all RSUs, excluding the CEO Performance Award and modification of the COO awards, the Company recorded stock-based compensation expense of $17.1 million and $50.2 million during the three and nine months ended September 30, 2022, respectively, and stock-based compensation expense of $15.8 million and $79.2 million during the three and nine months ended September 30, 2021, respectively. The Company did not recognize any stock-based compensation expense during the three months ended March 31, 2021 for any RSUs granted because the Company concluded that during the three months ended March 31, 2021 and prior to the Direct Listing, the liquidity event performance condition described above for the RSUs was not probable of being satisfied.
A summary of the Company’s RSU activity for the nine months ended September 30, 2022 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	7,532	$24.20
Granted	3,777	19.86
Vested	(2,057)	16.66
Forfeited/Canceled	(836)	21.11
Unvested at September 30, 2022	8,416	$20.60
As of September 30, 2022, total unrecognized stock-based compensation expense for RSUs associated with the CEO Performance Award was $14.9 million, which is expected to be recognized over a weighted average period of 2.7 years. Additionally, as of September 30, 2022, there was $2.5 million of unrecognized stock-based compensation expense related to performance-based RSUs which will be recognized by the second quarter of 2028 if achievement of the performance condition becomes probable. For the remaining RSUs, including performance-based RSUs that are probable of vesting, total unrecognized stock-based compensation expense for unvested RSUs as of September 30, 2022 was $151.7 million, which is expected to be recognized over a weighted average period of 1.5 years.
12.    Income Taxes
The Company computes its provision (benefit) for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The income tax benefits, effective tax rates, and statutory federal income tax rates for the three and nine months ended September 30, 2022 and September 30, 2021 were as follows (in thousands, except percentages):

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax expense (benefit)	$1,875	$(4,467)	$5,884	$(17,139)
Effective tax rate	8.4%	(25.4)%	12.3%	49.6%
Statutory federal income tax rate	21%	21%	21%	21%
The effective tax rate for the three and nine months ended September 30, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to book and tax differences relating to the exercise of non-qualified stock options and settlement of RSUs, and from the net tax benefits from research and development tax credits, partially offset by non-deductible expenses including certain stock-based compensation expenses and limitations on the amount of deductible officer compensation. The effective tax rate for the three and nine months ended September 30, 2021 differed from the U.S. federal statutory tax rate of 21% primarily due to book and tax differences relating to the exercise of non-qualified stock options and from the net tax benefits from research and development tax credits, partially offset by non-deductible expenses including certain stock-based compensation expenses.
The Company evaluates deferred tax assets each period for recoverability and determines whether a valuation allowance should be recorded for assets that do not meet the threshold of “more likely than not” to be realized in the future. As a result of increasing qualifying research expenditures in relation to the Company’s projected California taxable income, during the three months ended September 30, 2022, the Company concluded that its deferred tax asset for California research and development credit carryforwards are no longer more likely than not to be realized in the future. Accordingly, the Company has established a $12.0 million valuation allowance against these assets.
During the three and nine months ended September 30, 2022, the Company continued to record reserves for the current year uncertain tax positions recognized within the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
13.    Subsequent Events
In November 2022, the Company’s board of directors authorized an increase to the Program of $200.0 million, which resulted in a total of $450.0 million of outstanding shares of the Company's common stock authorized to be repurchased under the Program.

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
For the three months ended September 30, 2022, our revenue was $227.0 million and we generated net income of $20.6 million and Adjusted EBITDA of $51.7 million. For the three months ended September 30, 2021, our revenue was $212.7 million, and we generated net income of $22.1 million and Adjusted EBITDA of $42.5 million. For the nine months ended September 30, 2022, our revenue was $694.2 million, and we generated net income of $42.1 million and Adjusted EBITDA of $134.3 million. For the nine months ended September 30, 2021, our revenue was $521.0 million, and we generated a net loss of $17.4 million and Adjusted EBITDA of $60.7 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income (loss) to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”

KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
Quarterly Paid Employers	114,705	169,191	169,535	147,081	150,233	156,537	135,703
Revenue per Paid Employer	$1,093	$1,081	$1,254	$1,497	$1,513	$1,533	$1,673

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Adjusted EBITDA	$51,662	$42,465	$134,259	$60,741
Adjusted EBITDA margin	23%	20%	19%	12%
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
In the quarter ended September 30, 2022, Quarterly Paid Employers decreased when compared to the quarter ended June 30, 2022. The record-setting levels of hiring activity we saw throughout the first half of 2022 started to show signs of softening near the end of the quarter ended June 30, 2022. We saw employers pulling back on job postings during the final weeks of June 2022. This trend continued through the quarter ended September 30, 2022, as the U.S. labor market continued to be impacted by supply chain disruptions, inflation, and rising interest rates which posed challenges for many businesses.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the quarter ended September 30, 2022, Revenue per Paid Employer increased when compared to the quarter ended June 30, 2022. Amidst the cooling hiring environment, employers’ willingness to pay continued to grow in the current quarter as we saw employers being more selective in their hiring and increasingly seeking out solutions with the best matching technology to help them identify and recruit standout candidates. Our products and services continue to improve, offering more value for employers of all sizes.
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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss) (1)	$20,556	$22,060	$42,083	$(17,389)
Stock-based compensation	19,324	22,033	57,478	87,625
Depreciation and amortization	2,867	2,464	7,989	6,999
Interest expense	7,361	221	21,157	696
Other (income) expense, net	(321)	154	(332)	(51)
Income tax expense (benefit)	1,875	(4,467)	5,884	(17,139)
Adjusted EBITDA	$51,662	$42,465	$134,259	$60,741
____________
(1)Net income (loss) includes one-time general and administrative expenses related to accounting and legal expenses and other filing costs in connection with our Direct Listing totaling $0 in both the three and nine months ended September 30, 2022, and $0 and $34.0 million in the three and nine months ended September 30, 2021, respectively.

The following tables present net income (loss) margin and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Revenue	$226,968	$212,672	$694,171	$521,004
Net income (loss)	20,556	22,060	42,083	(17,389)
Net income (loss) margin	9%	10%	6%	(3)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Revenue	$226,968	$212,672	$694,171	$521,004
Adjusted EBITDA	51,662	42,465	134,259	60,741
Adjusted EBITDA margin	23%	20%	19%	12%
Impact of Macroeconomic Conditions
We saw significantly higher Revenue per Paid Employer in the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021 and we delivered $227.0 million in revenue, a 7% increase compared to the quarter ended September 30, 2021, driven by higher demand of our products as the economy continued to improve from the economic downturn caused by the COVID-19 pandemic amidst a more competitive labor market. However, we saw employers pulling back on job postings during the final weeks of June 2022 and the trend continued throughout the quarter ended September 30, 2022 as supply chain disruptions, inflation, and rising interest rates posed challenges for many businesses. Any global economic recovery remains uncertain and unpredictable and will be impacted by developments in the pandemic, including any subsequent waves of outbreak or new variant strains of the COVID-19 virus, which may require additional closures or other preventative measures and influence job seeker and employer activity.

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
We expect that sales and marketing expenses will increase on an absolute dollar basis and may vary from period to period as a percentage of revenue for the foreseeable future as we plan to continue to invest in sales and marketing to attract both employers and job seekers to our marketplace and to increase our brand awareness. We expect that these expenses will continue to be our largest operating expense category for the foreseeable future as we continue to expand on our sales and marketing efforts. We constantly measure the expected returns of specific sales and marketing initiatives and adjust spend levels up or down accordingly. This discipline has been a key aspect of our strong financial performance through a wide range of macroeconomic conditions.
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
Other Income (Expense), Net
Other income (expense) consists primarily of interest income recognized on cash, cash equivalents and marketable securities, gains and losses from foreign currency exchange transactions, and realized gains and losses recognized on sales of available-for-sale debt securities. We have foreign currency exposure primarily related to personnel-related expenses that are denominated in currencies other than the U.S. Dollar, principally the Canadian Dollar, British Pound and the Israeli New Shekel. Other income (expense) also includes sublease income which consists of income earned from noncancellable sublease agreements related to two of our office facilities.
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rate for the three and nine months ended September 30, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to book and tax differences relating to the exercise of non-qualified stock options and settlement of RSUs and from the net tax benefits from research and development tax credits, partially offset by non-deductible expenses including certain stock-based compensation expenses and limitations on the amount of deductible officer compensation. The effective tax rate for the three and nine months ended September 30, 2021 differed from the U.S. federal statutory tax rate of 21% primarily due to book and tax differences relating to the exercise of non-qualified stock options and from the net tax benefits from research and development tax credits, partially offset by non-deductible expenses including certain stock-based compensation expenses.

Results of Operations
The following table sets forth our consolidated results of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue(1)	$226,968	$212,672	$694,171	$521,004
Cost of revenue(2)	21,839	22,277	65,202	59,838
Gross profit	205,129	190,395	628,969	461,166
Operating expenses
Sales and marketing(2)	112,574	112,178	386,795	289,825
Research and development(2)	33,008	27,155	93,577	82,079
General and administrative(2)(3)	30,076	33,094	79,805	123,145
Total operating expenses	175,658	172,427	560,177	495,049
Income (loss) from operations	29,471	17,968	68,792	(33,883)
Other income (expense)
Interest expense	(7,361)	(221)	(21,157)	(696)
Other income (expense), net	321	(154)	332	51
Total other expense, net	(7,040)	(375)	(20,825)	(645)
Income (loss) before income taxes	22,431	17,593	47,967	(34,528)
Income tax expense (benefit)	1,875	(4,467)	5,884	(17,139)
Net income (loss)	$20,556	$22,060	$42,083	$(17,389)
____________
(1)Revenue was comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Subscription revenue	$175,129	$172,525	$537,290	$424,321
Performance-based revenue	51,839	40,147	156,881	96,683
Total revenue	$226,968	$212,672	$694,171	$521,004
(2)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$210	$158	$613	$911
Sales and marketing	2,890	2,999	7,947	15,415
Research and development	7,655	6,935	23,215	26,333
General and administrative	8,569	11,941	25,703	44,966
Total stock-based compensation	$19,324	$22,033	$57,478	$87,625
(3)Includes one-time charges related to accounting and legal expenses and other filing costs in connection with our Direct Listing totaling $0 in both the three and nine months ended September 30, 2022, and $0 and $34.0 million in the three and nine months ended September 30, 2021, respectively.

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$226,968	$212,672	$14,296	7%	$694,171	$521,004	$173,167	33%
Revenue increased $14.3 million, or 7%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Performance-based revenue increased $11.7 million, or 29%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in performance-based revenue was primarily due to the onboarding of new customers who ran sophisticated recruitment marketing campaigns in addition to increased budgets as employers' hiring needs ramped up amidst a more competitive labor market in the current period. Subscription revenue increased by $2.6 million, or 2%, for the same periods, which was primarily due to significantly higher Revenue per Paid Employer in the current period driven by higher demand of our products as employers continued to seek out the best and most efficient technology and tools to recruit talent.
Revenue increased $173.2 million, or 33%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Subscription revenue increased by $113.0 million, or 27%, for the same periods, which was primarily due to significantly higher Revenue per Paid Employer in the current period driven by higher demand of our products as the economy continued to improve from the economic downturn caused by the COVID-19 pandemic amidst a more competitive labor market, partially offset by lower Quarterly Paid Employers in our marketplace for the same periods. The number of Quarterly Paid Employers was higher in the prior-year period due to the surge in hiring demand driven by the reopening of the American economy. Performance-based revenue increased $60.2 million, or 62%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in performance-based revenue was primarily due to the onboarding of new customers who run sophisticated recruitment marketing campaigns in addition to increased budgets as employers' hiring needs ramped up as the economy continued to recover amidst a more competitive labor market in the current period.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$21,839	$22,277	$(438)	(2)%	$65,202	$59,838	$5,364	9%
Gross margin	90%	90%			91%	89%
Cost of revenue and total gross margin remained flat for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This reflects our continued commitment to operational efficiencies and maintaining costs proportionate to revenue growth.
Cost of revenue increased $5.4 million, or 9%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an increase of $4.0 million in credit card processing fees driven by our increase in revenue. Total gross margin improved from 89% to 91% in the nine months ended September 30, 2021 and September 30, 2022, respectively, and reflects our continued commitment to operational efficiencies and maintaining costs proportionate to revenue growth.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$112,574	$112,178	$396	—%	$386,795	$289,825	$96,970	33%
Percentage of revenue	50%	53%			56%	56%

Sales and marketing expenses remained flat for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Personnel-related costs for our sales and marketing employees increased by $6.2 million, largely due to an increase in headcount. This increase was offset by a decrease of $7.3 million in marketing and advertising in the current period compared to the prior-year period reflecting our discipline in proactively adjusting marketing spend levels in relation to the macroeconomic conditions.
Sales and marketing expenses grew $97.0 million, or 33%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily attributable to an additional $75.4 million in marketing and advertising compared to the prior-year period reflecting our efforts in ramping up advertising to both job seekers and employers to grow both sides of the marketplace. Personnel-related costs for our sales and marketing employees increased by $24.0 million, largely due to an increase in headcount. These increases were partially offset by a decrease of $7.5 million in stock-based compensation expense, primarily attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$33,008	$27,155	$5,853	22%	$93,577	$82,079	$11,498	14%
Percentage of revenue	15%	13%			13%	16%

Research and development expenses increased $5.9 million, or 22%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a $3.8 million increase in our personnel-related expenses for our research and development employees, primarily attributable to an increase in headcount.
Research and development expenses increased $11.5 million, or 14%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an increase in our personnel-related expenses for our research and development employees of $10.4 million largely due to an increase in headcount. This increase was partially offset by a decrease in stock-based compensation expense of $3.1 million primarily attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$30,076	$33,094	$(3,018)	(9)%	$79,805	$123,145	$(43,340)	(35)%
Percentage of revenue	13%	16%			11%	24%

General and administrative expenses decreased $3.0 million, or 9%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a decrease in non-income tax expense related to a $6.8 million charge recorded in the prior-year period. We record non-income taxes that may result from examinations by, or any anticipated negotiated agreements with, tax authorities when a loss is probable and reasonably estimable. Stock-based compensation expense decreased by $3.4 million, largely due to a $3.8 million charge related to the modification of RSUs and options granted to our former COO in the prior-year period. These decreases were partially offset by a $7.3 million increase in our personnel-related expenses for our general and administrative employees, largely due to an increase in headcount.
General and administrative expenses decreased $43.3 million, or 35%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This is primarily due to a decrease in professional fees mostly attributable to the non-recurring fees for legal, accounting and other costs related to our Direct Listing in the nine months ended September 30, 2021 totaling $24.0 million, of which, $19.4 million was paid to our financial advisors. Additionally, stock-based compensation expense decreased by $19.3 million, primarily attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021, and to a lesser extent, driven by a $3.8 million charge related to the modification of RSUs and options granted to our former COO in the prior-year period. Furthermore, the decrease was driven by a $10.0 million bonus paid to our CEO in connection with the Direct Listing in the second quarter of 2021. Lastly, non-income tax expense decreased by $6.8 million due to a charge recorded in the prior-year period. We record non-income taxes that may result from examinations by, or any anticipated negotiated agreements with, tax authorities when a loss is probable and reasonably estimable. These decreases were partially offset by a $12.1 million increase in our personnel-related expenses for our general and administrative employees, primarily due to an increase in headcount.
Total Other Expense, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Total other expense, net	$(7,040)	$(375)	$(6,665)	*	$(20,825)	$(645)	$(20,180)	*

______________
*Percentage not meaningful.

Total other expense, net, increased $6.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to interest expense of $7.1 million attributable to our senior unsecured notes in the aggregate principal amount of $550.0 million that commenced in January 2022.
Total other expense, net, increased $20.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to interest expense of $20.5 million related to our senior unsecured notes in the aggregate principal amount of $550.0 million that commenced in January 2022.

Income Tax Expense (Benefit)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$1,875	$(4,467)	$6,342	(142)%	$5,884	$(17,139)	$23,023	(134)%
Effective tax rate	8.4%	(25.4)%			12.3%	49.6%

Income tax expense increased $6.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in income tax expense is primarily due to increased pre-tax profitability in the nine month period ended September 30, 2022 and tax benefits related to the exercise of non-qualified stock options and the vesting of RSUs in the period ended September 30, 2021 related to our Direct Listing, the magnitude of which was not repeated in the nine month period ended September 30, 2022. For the three and nine months ended September 30, 2022, our effective tax rate of 8.4% and 12.3%, respectively, differed from the U.S. federal statutory rate of 21% primarily due to book and tax differences relating to the exercise of non-qualified stock options and settlement of RSUs and net tax benefits from research and development tax credits, partially offset by permanent items such as our officer compensation limitations.
Liquidity and Capital Resources
As of September 30, 2022, we had cash, cash equivalents, and marketable securities totaling $669.7 million and $244.5 million available in unused borrowing capacity under our current credit facility. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes. As of September 30, 2022, we had no amounts outstanding under our credit facility.
We believe our existing cash, cash equivalents, marketable securities, cash flow from operations, and amounts available for borrowing under our bank loan agreement will be sufficient to meet our working capital requirements for at least the next 12 months. To the extent existing cash, cash equivalents, marketable securities, cash from operations, and amounts available for borrowing are insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital could adversely affect our ability to achieve our business objectives.
Credit Facility
In April 2021, we entered into a $250.0 million credit facility agreement with a syndicate of banks. The credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon our Net Leverage Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing 12 months of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. We are also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the credit facility at a rate between 0.25% to 0.35%, depending on our Net Leverage Ratio. The amount available under the credit facility is reduced by letters of credit outstanding, which totaled $5.5 million as of September 30, 2022. The letters of credit outstanding relate to various leased office spaces.
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
We have no amounts outstanding under the credit facility and are in compliance with our debt covenants as of September 30, 2022.
Issuance of Senior Unsecured Notes
On January 12, 2022, we issued an aggregate principal amount of $550.0 million senior unsecured notes due 2030 in a private placement. The senior unsecured notes were issued pursuant to an indenture dated as of January 12, 2022, or the Indenture. Pursuant to the Indenture, the senior unsecured notes will mature on January 15, 2030 and bear interest at a rate of 5% per year. Interest on the senior unsecured notes is payable semi-annually in arrears on January 15 and July 15 of each year.
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
Share Repurchase Program
During the nine months ended September 30, 2022, our board of directors authorized us to repurchase up to $250.0 million of our outstanding common stock, with no fixed expiration. During the nine months ended September 30, 2022, we repurchased 10.7 million shares of our Class A common stock for $200.1 million under our share repurchase program, including 5.1 million shares of our Class A common stock delivered under the ASRs totaling $100.0 million, 5.0 million shares of our Class A common stock delivered under a Rule 10b5-1 plan totaling $87.8 million, and 0.6 million shares of our Class A common stock totaling $12.3 million through open market purchases.
Approximately $49.9 million remains available for future repurchases of our Class A common stock under our share repurchase program as of September 30, 2022. For more information, see Note 10 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Investments
During the three months ended September 30, 2022, we began investing primarily in highly rated debt securities and money market mutual funds to manage our excess cash reserves. The primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments. We consider all of our investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities within current assets in our condensed consolidated balance sheets.
As of September 30, 2022, we held $400.3 million in total investments, consisting of money market mutual funds and available-for-sale debt securities. These investments are included within cash and cash equivalents and marketable securities within our condensed consolidated balance sheets. For more information, see Note 8 – Financial Instruments to our condensed consolidated financial statements included in this report.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021

Net cash provided by operating activities	$84,348	$89,775
Net cash used in investing activities	(195,279)	(11,163)
Net cash provided by financing activities	339,288	11,730
Net increase in cash and cash equivalents	$228,357	$90,342
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the nine months ended September 30, 2022, cash provided by operating activities was $84.3 million resulting from our net income of $42.1 million, adjusted by non-cash charges of $71.3 million and a net decrease of $29.0 million in our operating assets and liabilities. The non-cash charges primarily resulted from $57.5 million for stock-based compensation expense, $8.0 million pertaining to amortization of intangible assets and depreciation, and $3.5 million pertaining to non-cash lease expense. The decrease of $29.0 million related to changes in our operating assets and liabilities was primarily driven by a $22.2 million decrease in our accrued expenses and other liabilities and accounts payable, an $8.2 million increase in accounts receivable, and a $5.1 million decrease in operating lease liabilities, partially offset by a $5.9 million increase in accrued interest associated with our senior unsecured notes.
For the nine months ended September 30, 2021, cash provided by operating activities was $89.8 million resulting from our net loss of $17.4 million, adjusted by non-cash charges of $81.9 million and a net increase of $25.3 million in our operating assets and liabilities. The non-cash charges primarily resulted from $87.6 million for stock-based compensation expense, $7.0 million pertaining to depreciation and amortization of intangible assets, and $4.1 million pertaining to non-cash lease expense, partially offset by $18.3 million related to the change in our deferred tax assets driven by the realization of stock-based compensation. The increase in our operating assets and liabilities was primarily driven by an increase of $46.7 million in our accrued expenses and other liabilities and accounts payable as we increased our marketing spend targeted at job seekers during the nine months ended September 30, 2021, partially offset by an increase of $23.8 million in our accounts receivable associated with an increase in revenue due to the number of Quarterly Paid Employers who are joining our marketplace as we ramped up our marketing spend and the macroeconomic environment continued to improve.
Investing Activities
For the nine months ended September 30, 2022, cash used in investing activities was $195.3 million resulting from our purchases of $186.7 million in investments, an increase in capitalized software development costs of $6.3 million and an increase in capital expenditures of $2.2 million primarily related to purchases of computer supplies and equipment.
For the nine months ended September 30, 2021, cash used in investing activities was $11.2 million resulting from an increase in capital expenditures of $5.7 million primarily related to leasehold improvements for one of our operating leases and an increase of $5.5 million related to capitalized software development costs.
Financing Activities
For the nine months ended September 30, 2022, cash provided by financing activities was $339.3 million which consisted of $550.0 million of proceeds from the issuance of our senior unsecured notes, $8.1 million of proceeds from the issuance of stock under the employee stock purchase plan, and $4.0 million of proceeds from the exercise of stock options, partially offset by $198.7 million for the repurchase of common stock, $14.7 million for the net settlement of taxes on RSUs, and $9.4 million for the payment of the issuance costs related to the issuance of our senior unsecured notes.
For the nine months ended September 30, 2021, cash provided by financing activities was $11.7 million, which consisted of $15.8 million of proceeds from the exercise of stock options, partially offset by $2.8 million for the repurchase of our Class A common stock and $1.3 million for the payment of the issuance costs related to our credit facility.
Obligations and Other Commitments
See our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or the 2021 Form 10-K, for our future minimum commitments related to certain software service agreements. Through September 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Our significant accounting policies are discussed in Note 2 – Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this report. There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the 2021 Form 10-K, except for the recently adopted accounting pronouncement and the accounting policies related to the senior unsecured notes, investments, and share repurchases, as further discussed in Note 6 – Debt, Note 8 – Financial Instruments, and Note 10 – Share Repurchase Program, respectively, to our condensed consolidated financial statements.
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
Lastly, we are subject to interest rate risk in connection with our investments. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. To minimize interest rate risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial market, money market mutual funds, U.S. government and agency securities, and corporate debt securities. To assess interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio. Based on investment positions as of September 30, 2022, a hypothetical increase in interest rates of 100 basis points across all maturities would result in a $0.9 million decrease in the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our marketplace technology is constantly changing with new updates, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our marketplace, or the insufficiency of our efforts to adequately prevent or timely remedy errors or defects, could result in negative publicity, loss of or delay in market acceptance of our marketplace, loss of competitive position, our inability to timely and accurately maintain our financial records, inaccurate or delayed invoicing of Paid Employers, delay of payment to us, claims by users for losses sustained by them, corrective action taken by gatekeepers of components integral to our marketplace, or investigation and corrective action taken by a regulatory agency. In such an event, we may be required, or may choose, for user relations or other reasons, to expend additional resources to help resolve the issue. Accordingly, any errors, defects, or disruptions in our marketplace could adversely impact our brand and reputation, revenue, and operating results.
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
Many of our Paid Employers pay for access to our marketplace on a per-job-per-day basis, rather than entering into new longer term paid time-based job posting plans, renewing their paid time-based job posting plans when such contract terms expire, or purchasing performance-based services from us. Employers who enter into paid plans have no obligation to renew their plans after the expiration of their contract period, which typically range from one day to 12 months. In addition, employers may renew for lower subscription amounts or for shorter contract lengths. Historically, some of our Paid Employers have elected not to renew their agreements with us and as we expand into new products and markets, we have a limited ability to reliably predict future renewal rates. Our future renewal rates for both existing and potential new products may be lower, possibly significantly lower, than historical trends.

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

Issues with the use of artificial intelligence (including machine learning) in our marketplace may result in reputational harm or liability, or could otherwise adversely affect our business.
Artificial intelligence, or AI, is enabled by or integrated into some of our marketplace and is a significant element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems or elsewhere could impair the acceptance of AI solutions and could result in burdensome new regulations that may limit our ability to use existing or new AI technologies. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. In addition, we expect that there will continue to be new laws or regulations concerning the use of AI. It is possible that certain governments may seek to regulate, limit, or block the use of AI in our products and services or otherwise impose other restrictions that may affect or impair the usability or efficiency of any or all of our products and services for an extended period of time or indefinitely.
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

Changes in laws or regulations relating to data privacy or the protection, collection, storage, processing, transfer, or use of personal data, or AI, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could adversely affect our business.
We receive, collect, store, process, transfer, and use personal information and other user data. There are numerous federal, state, local, and international laws and regulations regarding data privacy, data protection, AI (including machine learning) information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content. The scope of these laws and regulations is changing, subject to differing interpretations, and may be inconsistent among countries, or conflict with other laws and regulations.
We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, AI, and information security. The regulatory framework for privacy and data protection worldwide is uncertain and complex, and these or other actual or alleged obligations may be interpreted and applied in ways we do not anticipate or that are inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of the data of our employers and job seekers, employees, contractors, or others, or their interpretation, or any changes regarding the manner in which the express or implied consent of employers and job seekers for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, which may be material or not cost-effective, and may limit our storage and processing of user data or develop new services and features.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in 2018, European legislators adopted the General Data Protection Regulation, or the GDPR, which imposes more stringent European Union, or EU, data protection requirements, and provides for significant penalties for noncompliance. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will continue to be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and may subject us to governmental investigations or enforcement actions, fines and penalties, claims, litigation, and reputational harm in connection with any European activities. Further, the United Kingdom, or the UK, has enacted the UK GDPR, which, together with the amended UK Data Protection Act 2018, or DPA, retains the GDPR in UK national law. Fines for certain breaches of the GDPR and the UK data protection regime are significant (e.g., fines for certain breaches of the GDPR or the UK GDPR are up to the greater of 20 million Euros (or 17.5 million GBP under the UK GDPR) or 4% of total global annual turnover). Additionally, the California Consumer Privacy Act, or the CCPA, which afforded new data privacy rights for consumers and new operational requirements for companies, came into force in 2020, and also provides for fines for noncompliance. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, or CPRA, which further expands the CCPA with additional data privacy compliance requirements and rights of California consumers effective January 1, 2023, and establishes a regulatory agency dedicated to enforcing those requirements. In addition, Virginia, Colorado, Connecticut and Utah each have enacted a new privacy law, which take effect at various dates throughout 2023, and U.S. states have continued to introduce new legislation in 2022. In addition, New York City passed a law to regulate the use of automated employment decision tools by employers and employment agencies effective January 1, 2023, and the scope of the law is currently being determined through rulemaking. The costs of compliance with, and other burdens imposed by, the GDPR, the UK GDPR, the DPA, the CCPA, and others may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat, process, or store such information.
Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to employers and job seekers, employees, contractors, or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, AI, or information security may result in governmental and regulatory investigations or enforcement and/or assessment notices (for a compulsory audit), orders to cease or change our processing of our data, litigation, claims (including representative actions and other class action type litigation, where individuals have suffered harm), or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our employers and job seekers to lose trust in us, and otherwise have an adverse effect on our reputation and business. Furthermore, the costs of compliance with such laws, regulations and policies may limit the adoption and use of, and reduce the overall demand for, our marketplace.
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
We had $550.0 million of indebtedness (excluding intercompany indebtedness) and $244.5 million available under our credit facility as of September 30, 2022. Our indebtedness could have important consequences, including:
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
We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our anticipated cash needs for the foreseeable future. However, we intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, including the need to promote and enhance our marketplace, develop new products and services, enhance our operating infrastructure, and potentially to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. Our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition, and operating results. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our Class A common stock could suffer significant dilution, and any new shares we issue could have rights, preferences, and privileges superior to those of our Class A common stock. Additionally, a substantial number of shares of our common stock are available for future sale pursuant to stock options, RSUs, or issuance pursuant to our equity incentive plans and employee stock purchase plan. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
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
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of September 30, 2022, the holders of our outstanding Class B common stock beneficially owned approximately 27.2% of our outstanding common stock as a class and held approximately 88.2% of the voting power of our outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Ian Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
As of September 30, 2022, the board of directors authorized us to repurchase up to $250.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. During the nine months ended September 30, 2022, we entered into two separate ASR agreements to repurchase an aggregate of $100.0 million in shares of our Class A common stock. Approximately $49.9 million remains available for future repurchases under our $250.0 million share repurchase program as of September 30, 2022.
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

Share repurchase activity during the three months ended September 30, 2022 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2022 to July 31, 2022	—	$—	—
August 1, 2022 to August 31, 2022
June ASR(2)	330	$16.99	330
Rule 10b5-1 plan repurchases	1,046	$17.59	1,046
September 1, 2022 to September 30, 2022
Rule 10b5-1 plan repurchases	1,987	$17.64	1,987
Total	3,363			$49,889
____________
(1)As of September 30, 2022, the board of directors authorized us to repurchase up to $250.0 million of our common stock under the share repurchase program, of which $200.1 million had been utilized. The remaining $49.9 million in the table represents the amount available to repurchase shares under the share repurchase program as of September 30, 2022. We may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors. For more information, see Note 10 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
(2)In June 2022, we entered into the June ASR with Goldman Sachs. In August 2022, the June ASR ended and we received an additional 0.3 million shares. In total, we repurchased 2.9 million shares of Class A common stock under the June ASR at a volume-weighted average price of $16.99 per share net of fees paid to the bank. The ASR transaction was effectuated pursuant to our previously announced $250.0 million share repurchase program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation.	8-K	001-40406	3.1	5/17/2021
3.2	Restated Bylaws.	8-K	001-40406	3.2	5/17/2021
4.1	Form of Class A common stock certificate.	S-1	333-255488	4.1	4/23/2021
4.2	Form of Class B common stock certificate.	S-8	333-256155	4.6	5/14/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated April 22, 2021, by and between ZipRecruiter, Inc. and certain security holders.	S-1	333-255488	4.2	4/23/2021
4.4	Indenture, dated as of January 12, 2022, among ZipRecruiter, Inc. and Computershare Trust Company, N.A., as trustee.	8-K	001-40406	4.1	1/12/2022
4.5	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.4).	8-K	001-40406	4.1	1/12/2022
10.1	Termination of Lease Agreement, dated September 7, 2022, between ZipRecruiter, Inc. and Cousins Fund II Phoenix III, LLC.					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.	X

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on November 9, 2022.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer

By:	/s/ Timothy Yarbrough
Timothy Yarbrough
Chief Financial Officer