Form 10-K
period 2022-12-31
ZIPRECRUITER, INC.
filed 2023-02-27
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-40406

ZIPRECRUITER, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2976158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
ZipRecruiter, Inc.
604 Arizona Avenue
Santa Monica, CA 90401
(Address of principal executive office, including zip code)
(877) 252-1062
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, $0.00001 par value per share	ZIP	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, was $1.1 billion (based on the closing price for the shares of the registrant’s common stock as reported by the New York Stock Exchange on June 30, 2022). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 74,825,822 shares of Class A common stock outstanding and 30,183,316 shares of Class B common stock outstanding as of February 17, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2023. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2022.

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
•Our business is significantly affected by fluctuations in general economic conditions. There is risk that any economic recovery may be delayed, short-lived and/or uneven, and may not result in increased demand for our services.
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
Creating Value for Job Seekers. For job seekers across all industries and levels of seniority, we operate like a dedicated recruiter. That means presenting strong fit job opportunities, proactively pitching potential candidates to employers and providing job seekers with updates on the status of their applications and guidance on how to get more attention from potential employers. This makes job seekers feel supported while searching for work.
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
Unique Data and Artificial Intelligence Provide Better Outcomes for Employers and Job Seekers. With a relevant data pipeline created from billions of interactions between job seekers and employers, we are uniquely positioned to harness that data to fuel the advanced artificial intelligence behind our matching, recommendation and marketplace optimization capabilities. Through our deep learning-based natural language processing, we understand job seekers’ and employers’ nuanced needs. We analyze clicks, applications, hiring signals and numerous other interactions to improve outcomes for all participants in our marketplace. Our advanced technology stack processes the data generated by our highly engaged user base to continuously improve our matching.
Accelerating Network Effects. Increasing the number of jobs in our marketplace attracts more job seekers. A greater number of job seekers attracts more employers who in turn post more job opportunities in our marketplace. These natural, self-perpetuating network effects increase our data and thereby accelerate the rate at which our matching technology gets smarter over time.
Compelling Financial Results. The combination of the scale on both sides of our marketplace, our efficient go-to-market strategy and intelligent use of technology has resulted in compelling financial results. For the year ended December 31, 2022, our revenue was $904.6 million and we generated net income of $61.5 million and Adjusted EBITDA of $184.9 million. For the year ended December 31, 2021, our revenue was $741.1 million and we generated net income of $3.6 million and Adjusted EBITDA of $108.3 million. Adjusted EBITDA is a financial measure not presented in accordance with generally accepted accounting principles, or GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of net income to Adjusted EBITDA, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics and Non-GAAP Financial Measures.”

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
Efficient Candidate Vetting
•All the applicants in one place. For employers who do not already have an established process to manage hiring, job applicants are captured inside the ZipRecruiter Applicant Tracking System, or ATS. Our ATS centralizes and simplifies the decision-making process. Inside this system, hiring teams can review, rate, manage the status of, and ultimately decide which candidate to hire. For employers already using certain third-party ATSs, we seamlessly populate candidates into their existing workflow.
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
•Simple, one-click applications. On ZipRecruiter, job seekers create a profile and can then apply for certain opportunities with a single click. Our one-click application technology works across both our marketplace and certain Job Distribution Partners to remove barriers between a job seeker and their next opportunity. This is particularly useful for job seekers on mobile devices where a resume can’t be easily created or uploaded.
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
•Job alerts. ZipRecruiter delivers a digest of relevant new opportunities from across the web on a frequent basis, enabling job seekers to monitor the full breadth of our marketplace offerings.
•Application updates. Our technology notifies job seekers when an employer either views their application or gives them a “thumbs up” rating. This addresses the #1 complaint we hear from job seekers: applying to a job and then hearing nothing back.

Our Strengths
Our core competitive advantages that have been critical to our success include:
•Large and unique set of jobs. Our technology brings jobs listed directly in our marketplace as well as those from our Job Acquisition Partners together. Job Acquisition Partners are third-party sites and ATSs who have a relationship with us and from whom we receive jobs for our marketplace. ZipRecruiter was the original source for millions of these jobs in 2022, which means a job seeker’s search is incomplete unless they access our marketplace.
•Engaged job seeker community. Over 42 million Active Job Seekers1 engaged in the ZipRecruiter marketplace in 2022. Those job seekers come to us directly and through our network of sites managed by our Job Distribution Partners.
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
•Our brand. Since our founding, we have invested to build the ZipRecruiter brand to over 80% aided brand awareness among U.S. employers and job seekers.
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
1 “Active Job Seeker” means a job seeker who, within a specified period, takes one or more of the following actions: (1) makes at least one visit to a ZipRecruiter-hosted site, (2) launches a ZipRecruiter job seeker iOS mobile application, or (3) opens a ZipRecruiter-hosted engagement email. For purposes of counting Active Job Seekers, we count only unique users who are registered with ZipRecruiter as job seekers and who have previously visited a ZipRecruiter-hosted site at least once. Activity by users not registered with ZipRecruiter, registered users who are logged out of their job seeker account, or users who have opened an email alert generated by sign-ups with a ZipRecruiter partner will not contribute toward the Active Job Seeker metric.

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
Our Employees and Human Capital Resources
As of December 31, 2022, we employed over 1,400 individuals across the United States, the United Kingdom, Canada and Israel. We also engage independent contractors and consultants. We have efficiently operated and adapted as a remote and hybrid workforce since the beginning of 2020; however, we maintain office spaces for in-person work in Santa Monica, California, Palo Alto, California, Phoenix, Arizona, the United Kingdom, and Tel Aviv, Israel. Collectively, we view the team at ZipRecruiter as our greatest asset, and we take great pride in having been recognized by companies such as Comparably and Newsweek for various awards including “Best Company Culture”, “Best Place to Work,” and “Newsweek’s Top 100 Most Loved Workplaces” to name a few.
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
•We embrace diversity, equity & inclusion, or DE&I: We believe our company is strengthened by a culture that embraces diversity and inclusion. We create a safe space for all employees to feel heard, included and like they belong. Our employee-led and executive-sponsored Employee Resource Groups are highly active and create communities for employees to engage in. Our commitment to diversity, equity and inclusion is aligned with our mission to actively connect people from all backgrounds to their next opportunity.
•We reward high performance. We focus on attracting and retaining results-oriented employees who are passionate about our mission. We use a variety of compensation tools to recruit, retain and reward employees whose achievements exceed our high expectations.
•We are committed to our employees’ career development. We invest in our people so that ZipRecruiter is not just a great place to work, but also a great place to advance and grow a rewarding career. Over 66% of our leadership positions are held by people who grew internally at ZipRecruiter, demonstrating our dedication to fostering a culture of professional growth and development.

Our Technology
Our research and development efforts are focused on delivering great products through data driven systems, machine learning technology, and robust infrastructure to ensure that our marketplace is sophisticated, low latency, resilient, and available to our users at all times.

Our research and development organization is built around small, cross-functional development teams. These development teams foster greater agility, which enables us to develop new, innovative product features as well as iterate quickly on new capabilities and optimizations. Our development teams design, build and continue to expand our ATS, mobile apps, data processing and analysis pipelines, marketplace functionality, search and matching, email and messaging, and third-party product integrations as well as the software infrastructure that supports best practices such as high frequency deployment, orchestrating containers, and leveraging open-source technologies. Our systems are currently operated entirely on cloud services.
We have engineers, product managers and data scientists all over the United States and in Tel Aviv, Israel. We intend to continue to invest in our technology capabilities as we further build out a category-defining marketplace for job seekers and employers.
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
In the United States, the Federal Trade Commission, or the FTC, the Department of Commerce, and various states continue to call for greater regulation of the collection of personal data, as well as restrictions for certain targeted advertising practices. Section 5(a) of the FTC Act empowers the agency to enforce against “unfair or deceptive acts or practices in or affecting commerce,” and the FTC has used this authority extensively to hold businesses to fair and transparent privacy and security standards. Numerous states have also enacted or are proposing legislation to enact state-level data privacy laws and regulations governing the collection, use, and processing of state residents’ personal information. For example, the California Consumer Privacy Act, or CCPA, came into force in California in 2020. The CCPA established a new privacy framework for covered businesses such as ours, created new privacy rights for consumers residing in the state, and required us to modify our data processing practices and policies and incur compliance related costs and expenses. The California Privacy Rights and Enforcement Act of 2020, or CPRA, which took effect January 1, 2023, further expanded the CCPA with additional data privacy compliance requirements and rights for California consumers, and established a new regulatory agency dedicated to enforcing those requirements. Comprehensive privacy legislation has also been enacted in four other states and imposes similar compliance obligations. These laws are the Virginia Consumer Data Protection Act of 2021, or VCDPA, which went into effect on January 1, 2023, the Colorado Privacy Act, or CPA, and Connecticut Data Privacy Act, or CTDPA, which will each go into effect on July 1, 2023, and the Utah Consumer Privacy Act, or UCPA, which will go into effect on December 1, 2023. Each of these laws creates new privacy rights for consumers residing in those states and new obligations for businesses operating in those states, including obligations relating to data minimization, processing of sensitive information, and targeted advertising practices. In the United States, several data privacy proposals (including proposed comprehensive legislation) are pending before federal and state legislative and regulatory bodies, which may impose additional obligations and restrictions.

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
In the European Union, the General Data Protection Regulation, or the GDPR, became effective on May 25, 2018. The GDPR created a single legal framework in relation to the collection, control, processing, sharing, disclosure and other use of data relating to an identifiable living individual that applies across all EU member states. However, the GDPR allows for derogations where EU member states can deviate from the requirements in their own legislation, including for example, introducing measures that apply in specific situations and implementing rules regarding legal basis of processing. It is therefore likely that we will need to comply with these local regulations in addition to the GDPR, where we operate or provide services in those EU member state jurisdictions. Local supervisory authorities are able to impose fines for non-compliance and have the power to carry out audits, require companies to cease or change processing, request information, and obtain access to premises. The GDPR created more stringent operational requirements for processors and controllers of personal data, including, for example, granting new rights for data subjects as well as enhancing existing rights, requiring enhanced disclosures to data subjects about how personal data is processed (including information about the profiling of individuals and automated individual decision-making), records of processing activities, limiting retention periods of personal data, requiring mandatory data breach notification to data protection regulators or supervisory authorities (and in certain cases, to the affected individuals), and requiring additional policies and procedures to comply with the accountability principle under the GDPR.
In the United Kingdom, the UK Data Protection Act 2018, is the UK’s implementation of the GDPR, which also became effective on May 25, 2018. However, the UK left the EU on January 31, 2020 and entered a transition period, which ended on December 31, 2020. As a result of Brexit, we now have compliance obligations under the EU’s GDPR and the UK’s GDPR. The European Commission adopted a decision on the UK’s adequacy under the GDPR in June 2021, meaning that most data can continue to flow from the European Economic Area, or EEA, to the UK without the need for additional safeguards. In 2023, the UK government may turn its focus back to data protection reform to make further modifications to the UK GDPR.
In any event, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to the transfer of personal data outside the EEA and the UK. Recent legal developments in the EEA and the UK have created complexity and uncertainty regarding transfers of personal information from the EEA and the UK to “third countries,” especially the United States. For example, in July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield Framework (a mechanism for the transfer of personal information from the EEA to the United States). The CJEU also made clear that reliance on standard contractual clauses (another mechanism for the transfer of personal data outside the EEA) alone may not be sufficient in all circumstances. We currently rely on standard contractual clauses and these changes, coupled with additional enforcement on data transfers by EU data protection authorities, are therefore continuing to require us to review and update our current compliance approach (including review of new and existing data processors and subprocessors), and may result in additional compliance costs or the inability to transfer personal data outside of the EEA and/or the United Kingdom. For example, the UK’s Information Commissioner’s Office published new standard contractual clauses for cross-border transfers of UK personal data under the UK GDPR. This new documentation was mandatory for relevant data transfers beginning September 21, 2022, and existing standard contractual clauses arrangements for UK data transfers entered into prior to that date must be migrated to the new documentation by March 21, 2024.
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
Seasonality
For a discussion of the seasonality of our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Performance—Seasonality.”
Intellectual Property
We rely on a combination of trademarks and trade secrets, as well as contractual provisions and restrictions, to protect our intellectual property.
As of December 31, 2022, we owned three U.S. and 20 international trademark registrations for the mark ZIPRECRUITER. We also own one pending trademark application, and numerous domain names, including www.ziprecruiter.com.
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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, can be obtained free of charge from our website at www.ziprecruiter-investors.com/financials/sec-filings. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also use our Investor Relations page on our website at www.ziprecruiter.com, press releases, public conference calls, public webcasts, Twitter feed (@ZipRecruiter), Facebook page, and LinkedIn page as means of disclosing material information and for complying with our disclosure obligations under Regulation FD. The information contained on, or that can be accessed through, any website reference herein is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K, and the inclusion of such website addresses is as inactive textual references only.

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
Our business is significantly affected by fluctuations in general economic conditions. There is risk that any economic recovery may be delayed, short-lived and/or uneven, and may not result in increased demand for our services.
Our business depends on the overall demand for labor and on the economic health of current and prospective employers and job seekers that use our marketplace. Demand for recruiting and hiring services is significantly affected by the general level of economic activity and employment in the United States and the other countries in which we operate. Any significant weakening of the economy in the United States or the global economy, increased unemployment, reduced credit availability, reduced business confidence and activity, decreased government spending, economic uncertainty, financial turmoil affecting the banking system or financial markets, trade wars and higher tariffs, changes in interest rates, inflation in the cost of goods and services including labor, and other adverse economic or market conditions may adversely impact our business and operating results. Significant swings in, or periods of reduced, economic activity historically have had a disproportionately negative impact on hiring activity and related efforts to find candidates. We may also experience more pricing pressure during periods of economic downturn.
Economic recoveries are difficult to predict, and may be delayed, short-lived, and/or uneven, with some regions, or countries within a region, continuing to experience declines or weakness in economic activity while others improve. Differing economic conditions and patterns of economic growth or contraction in the geographical regions in which we operate may affect demand for our marketplace. We may not experience uniform, or any, increases in demand for our marketplace within the markets where our business is concentrated.
There has been volatility in financial markets as a result of a number of factors, including, but not limited to, the COVID-19 pandemic, the war in Ukraine, inflation, changes in interest rates, and the possibility of a U.S. and global recession. There is a risk that as a result of these macroeconomic factors, we could continue to experience declines in all, or in portions, of our business. Economic uncertainty may cause some of our current or potential employers to curtail spending in our marketplace and may ultimately result in cost challenges to our operations. Additionally, ongoing resurgences of COVID-19 as the virus transitions from pandemic to endemic and related precautionary measures instituted by governments, businesses, and individuals to mitigate its spread, including travel restrictions and quarantines, could continue to contribute to a general economic slowdown, adversely impact our employers, job seekers, and other business partners, and disrupt our operations. These adverse conditions could result in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by decreased demand for job postings and our services. If general economic conditions significantly deviate from present levels, our business, financial condition, and operating results could be adversely affected.
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
We have experienced growth in a relatively short period of time. For example, our total revenue for the year ended December 31, 2022 was $904.6 million, representing an increase of 22% over the $741.1 million in total revenue we recorded for the year ended December 31, 2021. Over time, we expect to expand our operations and personnel significantly. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems; expand, motivate, and effectively manage and train our workforce; and effectively collaborate with our third-party partners. If we cannot manage our growth successfully, our business, operating results, financial condition, and ability to successfully advertise our marketplace and serve our employers and job seekers could be adversely affected.
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
Our future success also depends on our continuing ability to attract, train, and retain highly skilled personnel, including software engineers and sales personnel. We face intense competition for qualified personnel from numerous software and other technology companies. This competition for highly skilled personnel is especially intense in the regions where we have significant operations, and we may incur significant costs to attract and retain them. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. We may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. In addition, in a tight labor market, we may experience increased difficulty in hiring and retaining, or increased costs in attracting and retaining, highly skilled personnel, or we may lose new employees to our competitors or other technology companies at a greater rate. To the extent we move into new geographies, we would need to attract and recruit skilled personnel in those areas. Moreover, uncertainty arising from economy-wide shifts toward remote work could negatively impact our ability to recruit or retain talent, particularly in light of our workforce historically being concentrated largely in the Los Angeles and Phoenix metropolitan areas. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or equity awards declines, it may adversely affect our ability to retain highly skilled employees. If we cannot attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected.
If internet search engines’ methodologies or other channels that we use to direct traffic to our website are modified to our disadvantage, or our search result page rankings decline for other reasons, our user growth could decline.
We depend in part on various internet search engines, such as Google, as well as other channels to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. For example, our competitors’ search engine optimization and other efforts such as paid search may result in their websites receiving a higher search result page ranking than ours, internet search engines or other channels that we utilize to direct traffic to our website could revise their methodologies in a manner that adversely impacts traffic to our website, or we may make changes to our website that adversely impact our search engine optimization rankings and traffic. As a result, links to our website may not be prominent enough to drive sufficient traffic to our website, and we may not be able to influence the results.
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
Artificial intelligence, or AI, is enabled by or integrated into some of our marketplace and is a significant element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems or elsewhere could impair the acceptance of AI solutions and could result in burdensome new regulations that may limit our ability to use existing or new AI technologies. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subject to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. In addition, we expect that there will continue to be new laws or regulations concerning the use of AI. It is possible that certain governments may seek to regulate, limit, or block the use of AI in our products and services or otherwise impose other restrictions that may affect or impair the usability or efficiency of our products and services for an extended period of time or indefinitely.
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
Additionally, our hybrid working environment may impede our ability to foster a creative environment and adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects. While we continue to expend resources to respond to the COVID-19 pandemic, including to develop and implement internal policies and procedures and track changes in laws, our return-to-work approach may change at any time, and may vary among geographies, depending on applicable health protocols and local conditions. Any prolonged diversion of resources may have an adverse effect on our operations.
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
We have incurred net losses in the past, anticipate increasing our operating expenses in the future, and may not sustain profitability.
While we earned net income of $61.5 million, $3.6 million, and $86.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, we have incurred significant net losses in the past. As of December 31, 2022, we had an accumulated deficit of $6.3 million. We expect to incur additional expenses in connection with legal, accounting, and other administrative expenses related to operating as a public company in addition to ongoing stock-based compensation expense related to the vesting of our RSUs. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods. As a result, we may generate losses. We cannot ensure that we will continue to achieve profitability in the future or that we can sustain profitability.
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
An increasing number of online services have also disclosed security breaches, some of which involved sophisticated and highly targeted attacks, and as our profile and name recognition increase, we may be targeted more frequently. Additionally, malware, viruses, social engineering (including business email compromise), and general hacking in our industry have become more prevalent and more complex. Further, due to the recent shift to remote and hybrid work, there is an increased risk that we may experience cybersecurity related incidents, including breaches of information systems security, as a result of our employees, service providers, and third parties working remotely on less secure systems. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our third-party partners and vendors may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our or our third-party partners’ or vendors’ security or privacy or other data privacy or security incident occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business.
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

Additionally, the California Consumer Privacy Act, or CCPA, which afforded new data privacy rights for consumers and new operational requirements for companies, came into force in 2020, and also provides for fines for noncompliance. The California Privacy Rights and Enforcement Act of 2020, or CPRA, which took effect on January 1, 2023, further expanded the CCPA with additional data privacy compliance requirements and rights for California consumers, and established a new regulatory agency dedicated to enforcing those requirements. Comprehensive privacy legislation has also been enacted in four other U.S. states and imposes similar compliance obligations. These laws are the Virginia Consumer Data Protection Act of 2021, or CDPA, which went into effect on January 1, 2023, the Colorado Privacy Act, or CPA, and Connecticut Data Privacy Act, or CTDPA, which will each go into effect on July 1, 2023, and the Utah Consumer Privacy Act, or UCPA, which will go into effect on December 1, 2023. In the United States, several data privacy proposals (including proposed comprehensive legislation) are pending before federal and state legislative and regulatory bodies, which may impose significant obligations and restrictions. The effects of the CPRA, the VCDPA, the CPA, the CTDPA and the UCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, and increase our potential exposure to regulatory enforcement and/or litigation. In addition, New York City passed a law to regulate the use of automated employment decision tools by employers and employment agencies, and the scope of the law is currently being determined through rulemaking. The costs of compliance with, and other burdens imposed by, the GDPR, the UK GDPR, the DPA, the CCPA, and others may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat, process, or store such information.
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
Regulators continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures that we use to verify the identity of our users and to monitor our marketplace for potential illegal activity. In addition, any policies and procedures that we implement to comply with OFAC regulations may not be effective, including in preventing users from using our services within the OFAC-sanctioned countries of North Korea, Syria, Cuba, Iran, Russia, and the Crimea, Donetsk and Luhansk regions of Ukraine, or additional countries or regions that may be included from time-to-time. Given the technical limitations in developing controls to prevent, among other things, the ability of users to publish in our marketplace false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States that may not be in compliance with the economic sanctions regulations administered by OFAC.
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
•economic and political instability in some countries, such as the war in Ukraine;
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
Furthermore, the Inflation Reduction Act imposes a 1% non-deductible excise tax on the fair market value of any stock repurchased by a publicly traded domestic corporation during any taxable year, with the fair market value of such repurchased stock reduced by the fair market value of certain stock issued by such corporation during such taxable year. This tax will apply to our share repurchase program beginning in 2023, where such program is described in the below risk factor titled “Our share repurchase program could affect the price of our Class A common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our Class A common stock.”
Other Risks Related to Our Business
Our business is subject to the risk of earthquakes, fire, power outages, floods, public health crises, including pandemics, and other catastrophic events, and to interruption by man-made problems such as terrorism.
Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, public health crises, and similar events. Additionally, the third-party systems and operations, such as the data centers and online services we use in our company operations, are subject to similar risks. Our insurance policies may not cover losses from these events or may provide insufficient compensation that does not cover our total losses. For example, the COVID-19 pandemic resulted in a widespread global health crisis and adversely affected global economies and financial markets, and similar public health threats could do so in the future. To the extent the COVID-19 pandemic or another significant public health threat, or the related macroeconomic impacts, has an impact on our business, results of operations, and financial condition, it is likely also to have the effect of heightening many of the other risks described in this “Risk Factors” section. Such events have impacted, and could in the future impact, demand for products sold in our marketplace, which in turn could adversely affect our revenue and results of operations. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our business or the economy as a whole. A significant portion of our technology team is located in Israel, which is located in a region of the world that historically has experienced elevated levels of geopolitical instability. Our corporate offices and our primary data center facilities are located in California, a state that frequently experiences earthquakes and wildfires. We may not have sufficient protection or recovery plans. As we rely heavily on our data center facilities, computer and communications systems, and the internet to conduct our business and provide high-quality user service, these disruptions could negatively impact our ability to run our business.

Our indebtedness could adversely affect our liquidity and financial condition.
We had $550.0 million of indebtedness (excluding intercompany indebtedness) and $244.6 million available under our credit facility as of December 31, 2022. Our indebtedness could have important consequences, including:
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
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We are required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K. We have not identified any material weaknesses in our internal control over financial reporting during 2022, 2021 and 2020. However, to maintain and, if required, improve our disclosure controls and procedures, and internal control over financial reporting to meet the standards of the Sarbanes-Oxley Act, additional and potentially significant resources and management oversight may be required.
Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Because we no longer qualify as an emerging growth company at the conclusion of the fiscal year ended

December 31, 2022, we are required to include in this Annual Report on Form 10-K an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on our stock price.
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
•other events or factors, including those resulting from the COVID-19 pandemic, war, incidents of terrorism, natural disasters, or responses to these events; and
•sales or expected sales of our Class A common stock by us, and our officers, directors, and principal stockholders.
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
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of December 31, 2022, the holders of our outstanding Class B common stock beneficially owned approximately 28.9% of our outstanding common stock as a class and held approximately 89.0% of the voting power of our outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Ian Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

As of December 31, 2022, the board of directors has authorized us to repurchase up to $450.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. Approximately $110.7 million remains available for future repurchases under our $450.0 million share repurchase program as of December 31, 2022.
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
Moreover, Section 203 of the Delaware General Corporate Law, or DGCL, may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock. See the section titled “Description of Class A Common Stock” in Exhibit 4.6 to this Annual Report on Form 10-K for additional information. In addition, under the indenture governing the senior unsecured notes, if certain “change of control” events occur, each holder of the notes may require us to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of such notes. Additionally, our credit facility provides for an event of default upon the occurrence of certain specified “change of control” events.

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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters are located in Santa Monica, California, where we currently lease approximately 60,000 square feet under agreements that expire in 2023 and 2025. We also lease facilities in Palo Alto, California, Phoenix, Arizona and Tel Aviv, Israel. We intend to procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.
Item 3. Legal Proceedings

Refer to the disclosure under the heading “Legal Matters” in Note 9 – Commitments and Contingencies to the audited financial statements included in this report for legal proceedings. From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock is listed on the New York Stock Exchange, or NYSE, under the ticker symbol “ZIP”. There is no separate public trading market for our Class B common stock, which is convertible share for share at any time into Class A common stock.
Holders of Record
As of February 17, 2023, the approximate number of Class A and Class B common shareholders of record was 1,216 and 7, respectively. A substantially greater number of ZipRecruiter common shareholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 31, 2022 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2022 to October 31, 2022
Rule 10b5-1 plan repurchases	1,264	$17.15	1,264
November 1, 2022 to November 31, 2022
Rule 10b5-1 plan repurchases	1,699	$16.50	1,699
December 1, 2022 to December 30, 2022
Rule 10b5-1 plan repurchases	100	$16.05	100
Open market repurchases	2,409	$16.29	2,409
December ASR(2)	2,566	(2)	2,566
Total	8,038			$110,744
____________
(1)As of December 31, 2022, the board of directors authorized us to repurchase up to $450.0 million of our common stock under the share repurchase program, of which $339.3 million had been utilized. The remaining $110.7 million in the table represents the amount available to repurchase shares under the share repurchase program as of December 31, 2022. We may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors. For more information, see Note 13 – Share Repurchase Program to the audited financial statements included in this report.
(2)In December 2022, we entered into a new accelerated share repurchase agreement (the “December ASR”) with Wells Fargo Bank, National Association. Under the terms of the agreement, we made a payment of $50.0 million and received an initial delivery of 2.6 million shares of Class A common stock, which represented $42.5 million (or 85%) of the December ASR. The final number of shares to be repurchased will be based on the volume-weighted average price of our Class A common stock during the term of the December ASR, less fees paid to the bank. The final settlement of the December ASR occurred during the first quarter of 2023. The ASR transaction was effectuated pursuant to our previously announced $450.0 million share repurchase program.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our Class A common stock since May 26, 2021 (the date our Class A common stock commenced trading on the NYSE) relative to the cumulative total returns of the NYSE and the Standard & Poor’s Internet Select Industry Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on May 26, 2021, and its relative performance is tracked through December 31, 2022. The returns shown are based on historical results and are not intended to suggest future performance.

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
We plan to continue to invest aggressively in our marketplace to improve functionality and drive growth for the foreseeable future. We have made significant investments in our business to expand our employer and job seeker footprints, increase their engagement and enhance our datasets and machine learning.
For the year ended December 31, 2022, our revenue was $904.6 million and we generated net income of $61.5 million and Adjusted EBITDA of $184.9 million. For the year ended December 31, 2021, our revenue was $741.1 million and we generated net income of $3.6 million and Adjusted EBITDA of $108.3 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”

KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Quarterly Paid Employers	114,705	169,191	169,535	147,081	150,233	156,537	135,703	108,296
Revenue per Paid Employer	$1,093	$1,081	$1,254	$1,497	$1,513	$1,533	$1,673	$1,944

	Year Ended December 31,
	2022	2021
	(in thousands, except percentages)
Adjusted EBITDA	$184,866	$108,329
Adjusted EBITDA margin	20%	15%
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
In the last quarter of the year ended December 31, 2022, Quarterly Paid Employers decreased when compared to the prior-year period. The record-setting levels of hiring activity we saw throughout the first half of 2022 started to show signs of softening near the end of June 2022. This trend continued through the remainder of the year ended December 31, 2022, as the U.S. labor market continued to be impacted by supply chain disruptions, inflation, and rising interest rates which posed challenges for many businesses.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the last quarter of the year ended December 31, 2022, Revenue per Paid Employer increased by 30% when compared to the prior-year period. Despite the cooling hiring environment in the second half of the year ended December 31, 2022, employers’ willingness to pay continued to grow as we saw employers being more selective in their hiring and increasingly seeking out solutions with the best matching technology to help them identify and recruit standout candidates. Our products and services continue to improve, offering more value for employers of all sizes.

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as our net income (loss) before interest expense, other income, net, income tax expense (benefit) and depreciation and amortization, adjusted to eliminate stock-based compensation expense. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
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
The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net income (1)	$61,494	$3,600
Stock-based compensation	76,956	107,258
Depreciation and amortization	10,682	9,463
Interest expense	28,498	916
Other income, net	(5,354)	(32)
Income tax expense (benefit)	12,590	(12,876)
Adjusted EBITDA	$184,866	$108,329
____________
(1)Net income includes one-time general and administrative expenses related to financial advisory services, accounting and legal expenses, the bonus earned by our Chief Executive Officer, and other filing costs in connection with the direct listing of our Class A common stock on the New York Stock Exchange, or Direct Listing, totaling $0 and $34.0 million in the years ended December 31, 2022 and 2021, respectively.

The following tables present net income margin and Adjusted EBITDA margin for each of the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands, except percentages)
Revenue	$904,649	$741,141
Net income	61,494	3,600
Net income margin	7%	—%

	Year Ended December 31,
	2022	2021
	(in thousands, except percentages)
Revenue	$904,649	$741,141
Adjusted EBITDA	184,866	108,329
Adjusted EBITDA margin	20%	15%
FACTORS AFFECTING OUR PERFORMANCE
We believe that the growth and future success of our business depends on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth, improve our results of operations and maintain or increase profitability.
Attract More Employers
Our ability to maintain and grow an expansive universe of employers and job opportunities in our marketplace over time is critical to our business’s future. We acquire new employers primarily through marketing programs and our sales teams.
Our ability to cost effectively attract both employers and job seekers is critical to our success. Given that our marketplace remains free for job seekers, employers’ spending funds our continued investment in matching technology. The majority of our marketing efforts to date have been toward reaching employers. Our investment in employer-specific marketing has driven a significant increase in brand awareness. Our aided brand awareness among employers has grown to over 80% in 2022. We believe scaling our brand has a positive impact on our ability to attract both employers and job seekers to our marketplace. We plan to continue to invest in the sales and marketing channels that we believe will drive further brand awareness and preference amongst both employers and job seekers. We are focused on the effectiveness of our sales and marketing spend and will continue to be disciplined in how we measure and re-invest in growing both sides of our marketplace.
Most of the employers in our marketplace use our self-serve tools to gain access to our marketplace and do not require a salesperson to help them initially onboard and begin using ZipRecruiter. Other employers have more sophisticated needs or require greater assistance from our sales team. We expect that our sales teams will continue to become more efficient over time, even as we scale the team to appropriately meet demand from our employer customers.
Create More Value for Employers
While our marketplace serves a wide variety of employers, all employers benefit from finding the right candidate quickly. We bring employers and job seekers together using industry-leading matching technology. This technology benefits from the billions of data points we gather as job seekers and employers interact, leading to better matches over time. As a result of our advancements with matching, we delivered over 30 million Great Match candidates in 2022.
Average Monthly Revenue per Paid Employer by Employer Cohort Start Year

Satisfied employers continue to expand their relationship with us in terms of additional jobs and tenure in our marketplace. Those with recurring hiring needs remain active in our marketplace over time and tend to increase their spend each year, posting additional jobs and purchasing job enhancement products.
Annual cohort trends also remained strong throughout 2022. The average first year revenue for the 2022 employer cohort was approximately 17% higher than the 2021 cohort. We saw this growth in Revenue per Paid Employer across employers of all sizes, continuing the years-long trend of increasing year one Revenue per Paid Employer for each annual cohort. Additionally, Revenue per Paid Employer continued to grow across each annual cohort. For example, at $1,146, the average monthly Revenue per Paid Employer in our 2016 cohort has grown by nearly 5x since year one.
Attract More Job Seekers
For job seekers, we operate like a personal recruiter, presenting potential candidates to employers before they have applied. Phil, our AI-powered personal recruiter, engages job seekers on their journey and provides technology that makes their job search and application process more efficient. Our ability to cost effectively grow the number of job seekers and increase their engagement in our marketplace is critical to strengthen our marketplace. We compete for job seekers on many fronts, including our ability to surface unique and attractive jobs, our ability to simplify the hiring process, the transparent feedback job seekers receive on the status of their applications and our trusted brand. We believe our offering to job seekers compares favorably versus alternatives due to the combination of our large and unique set of jobs to choose from, plus our proven matching technology that continues to get smarter over time. In 2022 alone we engaged with over 42 million Active Job Seekers. Historically, we have largely focused our marketing spend on employers, and despite being the highest rated job seeker app on iOS and Android3, we are not yet the most well-known. Starting in 2021 and continuing in 2022, we have made significant investments in media campaigns focused on job seeker acquisition and engagement. With 80% aided brand awa
3 Based on job seeker app ratings, as of January 2023 from AppFollow for ZipRecruiter, CareerBuilder, Glassdoor, Indeed, LinkedIn, and Monster.

reness among job seekers, we are focused on becoming top of mind for job seekers by increasing our brand awareness.
We will continue to invest in growing the number of job seekers in our marketplace that are either actively or passively open to evaluating new opportunities through a variety of acquisition strategies.
Investments in Technology
The technology that drives high quality matches between our job seekers and employers remains a significant investment priority. We are continuously improving our data science and machine learning models, leveraging the billions of interactions taking place in our marketplace to drive meaningful improvements in the quality of matches we share with our users. Our continued improvement of the technology underpinning our marketplace and product experience is paramount to our user experience, driving our ability to attract and retain employers and job seekers and generate revenue. As such, we will continue to invest in our technology to continue to evolve our marketplace to provide improved experiences and impact for both employers and job seekers.
We have invested in research and development to improve our matching technology and deliver a high-quality experience to employers and job seekers. In 2022 and 2021, we spent $127.7 million and $110.5 million, or 14% and 15% of total revenue, respectively, on research and development. We believe the return on these investments will create operating leverage over time while continuing to drive top-line growth.
Seasonality
Our business is seasonal, reflecting typical behavior in hiring markets. Hiring activity tends to decelerate in the fourth quarter. In 2019, for example, sequential revenue growth was 13% and 4% for the quarters ended June 30 and September 30, respectively. Sequential growth decelerated to 0% in the quarter ended December 31, 2019.
The COVID-19 pandemic interrupted the patterns we typically see in our quarterly seasonality. In 2020, we experienced a decrease in sequential revenue of 23% in the quarter ended June 30, 2020 as a result of the pandemic, but saw consecutive quarters of revenue growth of 17% and 11% in the third and fourth quarters of 2020, respectively, as employers started to return to and join our marketplace. In 2021, we saw sequential revenue growth in each quarter. However, growth from third to fourth quarter of 2021 decelerated to 4%, reflecting more typical seasonal patterns. While sequential growth during the first half of 2022 was more reflective of our typical seasonality, we saw consecutive quarters of revenue decline of 5% and 7% in the third and fourth quarters, respectively. We believe this decline was primarily driven by a macroeconomic cooling in the hiring market.
Impact of Macroeconomic Conditions
We saw significantly higher Revenue per Paid Employer in the year ended December 31, 2022 compared to the year ended December 31, 2021 and we delivered $904.6 million in revenue, a 22% increase compared to the year ended December 31, 2021, driven by higher demand of our products as the economy continued to improve from the economic downturn caused by the COVID-19 pandemic amidst a more competitive labor market. However, we saw employers pulling back on job postings in the second quarter and the trend continued throughout the year ended December 31, 2022 as supply chain disruptions, inflation, and rising interest rates posed challenges for many businesses. Any global economic recovery remains uncertain and unpredictable and will be impacted by such factors, as well as developments in the COVID-19 pandemic, including any subsequent waves of outbreak or new variant strains of the COVID-19 virus, which may require additional closures or other preventative measures and influence job seeker and employer activity.

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
Our upsell services complement or expand visibility to job posting plans and are typically sold on a subscription basis. Upsell services revenue is recognized ratably over the term of the agreement beginning on the date the upsell services are made available to the customer. Additionally, upsell services include job posting enhancements which are applied to individual job postings. Such services enhance job postings by providing customers with a temporary boost in the prominence of their job postings, expanding visibility to job postings by inviting strong fit potential candidates to apply to the job, or highlighting key attributes of job postings to make them stand out to job seekers. Revenue from job posting enhancements is recognized as the customer uses the enhancements on its job postings.
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
We expect that sales and marketing expenses will increase on an absolute dollar basis and may vary from period to period as a percentage of revenue for the foreseeable future as we plan to continue to invest in sales and marketing to attract both employers and job seekers to our marketplace and to increase our brand awareness. We expect that these expenses will continue to be our largest operating expense category for the foreseeable future as we continue to expand on our sales and marketing efforts. We measure the expected returns of specific sales and marketing initiatives and adjust spend levels up or down accordingly. This discipline has been a key aspect of our strong financial performance through a wide range of macroeconomic conditions.
Research and Development
Research and development expense consists of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for our research and development employees, amortization of capitalized software costs associated with the development of internal databases, candidate insights, and reporting that support our marketplace technology and the cost of certain third-party service providers. We allocate a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to research and development expense based on headcount. Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred.
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
We expect to continue to invest in corporate infrastructure and incur additional expenses associated with operating as a public company, including expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and higher expenses for investor relations costs, professional services, and director and officer insurance.
Interest Expense
Interest expense consists of interest costs associated with our outstanding borrowings, undrawn fees associated with our credit facility, and amortization of issuance costs for our credit facility and senior unsecured notes.
Other Income, Net
Other income, net consists primarily of interest income recognized on cash, cash equivalents and marketable securities, gains and losses from foreign currency exchange transactions, and realized gains and losses recognized on sales of available-for-sale debt securities. We have foreign currency exposure primarily related to personnel-related expenses that are denominated in currencies other than the U.S. Dollar, principally the Canadian Dollar, British Pound and the Israeli New Shekel. Other income (expense) also includes sublease income which consists of income earned from noncancellable sublease agreements related to two of our office facilities.
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rate for the year ended December 31, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to the net favorable adjustments related to prior years and research and development tax credits, partially offset by state taxes, state valuation allowances on certain tax credit carryforwards, and non-deductible expenses including limitations on the amount of deductible officer compensation. The effective tax rate for the year ended December 31, 2021 differed from the U.S. federal statutory tax rate of 21% primarily due to book and tax differences relating to the exercise of non-qualified stock options and from the net tax benefits from research and development tax credits, partially offset by non-deductible expenses including certain stock-based compensation expenses.
Results of Operations
A discussion regarding our financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which is available free of charge on the SEC’s website at http://www.sec.gov.

The following table sets forth our consolidated results of operations for each of the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenue(1)	$904,649	$741,141
Cost of revenue(2)	86,298	79,614
Gross profit	818,351	661,527
Operating expenses
Sales and marketing(2)	484,429	410,665
Research and development(2)	127,737	110,470
General and administrative(2)(3)	108,957	148,784
Total operating expenses	721,123	669,919
Income (loss) from operations	97,228	(8,392)
Other income (expense)
Interest expense	(28,498)	(916)
Other income, net	5,354	32
Total other expense, net	(23,144)	(884)
Income (loss) before income taxes	74,084	(9,276)
Income tax expense (benefit)	12,590	(12,876)
Net income	$61,494	$3,600
____________
(1)Revenue is comprised as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Subscription revenue	$696,334	$600,090
Performance-based revenue	208,315	141,051
Total revenue	$904,649	$741,141
(2)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cost of revenue	$807	$1,093
Sales and marketing	10,858	17,865
Research and development	30,985	34,230
General and administrative	34,306	54,070
Total stock-based compensation	$76,956	$107,258
(3)Includes one-time charges related to financial advisory services, accounting and legal expenses, the bonus earned by our Chief Executive Officer, and other filing costs in connection with our Direct Listing totaling $0 and $34.0 million in the years ended December 31, 2022 and 2021, respectively.

Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$904,649	$741,141	$163,508	22%
Revenue increased $163.5 million, or 22%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Subscription revenue increased by $96.2 million, or 16%, while performance-based revenue increased $67.3 million, or 48%, for the same period. The increase in subscription revenue was primarily due to significantly higher Revenue per Paid Employer in the current year driven by higher demand of our products as employers continued to seek out the best and most efficient technology and tools to recruit talent amidst a more competitive labor market. The increase in performance-based revenue was primarily due to the onboarding of new customers who ran sophisticated recruitment marketing campaigns in addition to increased budgets as employers' hiring needs ramped up amidst a more competitive labor market in 2022.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$86,298	$79,614	$6,684	8%
Gross margin	90%	89%
Cost of revenue increased $6.7 million, or 8%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by an increase of $3.7 million in credit card processing fees due to the increase in revenue. Total gross margins were 90% and 89% in the years ended December 31, 2022 and December 31, 2021, respectively, and this improvement reflected our continued commitment to operational efficiencies and maintaining costs proportionate to revenue growth.
Sales and Marketing

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$484,429	$410,665	$73,764	18%
Percentage of revenue	54%	55%

Sales and marketing expenses grew $73.8 million, or 18%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to an additional $45.1 million in marketing and advertising compared to the prior-year period reflecting our efforts in advertising to both job seekers and employers to grow both sides of the marketplace. Personnel-related costs for our sales and marketing employees increased by $28.4 million, largely due to an increase in headcount. These increases were partially offset by a decrease of $7.0 million in stock-based compensation expense, primarily attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021.

Research and Development

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$127,737	$110,470	$17,267	16%
Percentage of revenue	14%	15%

Research and development expenses increased $17.3 million, or 16%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase of $13.6 million in personnel-related costs for our research and development employees largely driven by an increase in headcount. This increase was partially offset by a decrease of $3.2 million in stock-based compensation expense, primarily attributable to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021.
General and Administrative

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$108,957	$148,784	$(39,827)	(27)%
Percentage of revenue	12%	20%

General and administrative expenses decreased $39.8 million, or 27%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was largely attributable to the non-recurring fees incurred in the prior-year period related to our Direct Listing, including professional fees totaling $24.0 million, of which $19.4 million was paid to our financial advisors, and a $10.0 million bonus paid to our CEO. Stock-based compensation expense decreased by $19.8 million, primarily due to our RSUs which vested as a result of our board of directors’ waiver of the liquidity event-based vesting condition during the second quarter of 2021. Stock-based compensation expense also decreased by $4.2 million related to the modification of RSUs and options granted to a former executive in the prior-year period. Non-income tax expense decreased by $10.1 million primarily attributable to a nonrecurring expense of $8.7 million recorded in the prior year. We record non-income taxes that may result from examinations by, or any anticipated negotiated agreements with, tax authorities when a loss is probable and reasonably estimable. These decreases were partially offset by a $14.6 million increase in our personnel-related expenses for our general and administrative employees, primarily attributable to an increase in headcount.
Total Other Expense, Net

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Total other expense, net	$(23,144)	$(884)	$(22,260)	*
______________
*Percentage not meaningful.

Total other expense, net, increased by $22.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to interest expense of $27.6 million related to our senior unsecured notes in the aggregate principal amount of $550.0 million that commenced in January 2022. This is partially offset by $2.6 million in accretion income and $2.3 million in interest income, which were earned on our marketable securities and cash equivalents acquired in the current year.
Income Tax Expense (Benefit)

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$12,590	$(12,876)	$25,466	(198)%
Effective tax rate	17%	139%

For the year ended December 31, 2022, our tax expense increased by $25.5 million as compared to the year ended December 31, 2021. Our effective tax rate in the years ended December 31, 2022 and 2021 was 17.0% and 139%, respectively. Our effective tax rate for the year ended December 31, 2022 differed from the U.S. federal statutory rate of 21% primarily due to net favorable adjustments related to prior years and research and development tax credits, partially offset by state taxes, state valuation allowances on certain tax credit carryforwards, and non-deductible expenses such as limitations on the amount of deductible executive compensation. Our effective tax rate for the year ended December 31, 2021 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits relating to the exercise of stock-based compensation, partially offset by permanent book-tax differences such as limitations on the deductibility of executive compensation and one-time expenses related to our Direct Listing.
Liquidity and Capital Resources
As of December 31, 2022, we had cash, cash equivalents, and marketable securities totaling $570.4 million and $244.6 million available in unused borrowing capacity under our current credit facility. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes. As of December 31, 2022, we had no amounts outstanding under our credit facility.
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
Prior Credit Facility
We previously entered into a loan and security agreement with a financial institution that provided for a revolving credit facility which terminated on April 30, 2021 when we entered into a new credit facility as described below.

Credit Facility
In April 2021, we entered into a $250.0 million credit facility agreement with a syndicate of banks. The credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon our Net Leverage Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing 12 months of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. We are also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the credit facility at a rate between 0.25% to 0.35%, depending on our Net Leverage Ratio. The amount available under the credit facility is reduced by letters of credit outstanding, which totaled $5.4 million as of December 31, 2022. The letters of credit outstanding relate to various leased office spaces.
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
For more information on the credit facility, please see Note 8 – Debt to the audited financial statements included in this report.
We have no amounts outstanding under the credit facility and are in compliance with our debt covenants as of December 31, 2022.
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
For more information on the senior unsecured notes, please see Note 8 – Debt to the audited financial statements included in this report.
Share Repurchase Program
During the year ended December 31, 2022, our board of directors authorized us to repurchase up to $450.0 million of our outstanding common stock, with no fixed expiration. During the year ended

December 31, 2022, and prior to entering into a new accelerated share repurchase agreement in December 2022, or December ASR, we repurchased 16.0 million shares of our Class A common stock for $289.3 million under our share repurchase program, including 5.1 million shares of our Class A common stock delivered under the completed accelerated share repurchase agreements entered into in March and June 2022, totaling $100.0 million, 7.9 million shares of our Class A common stock delivered under a Rule 10b5-1 plan totaling $137.7 million, and 3.0 million shares of our Class A common stock totaling $51.6 million through open market purchases.
In December 2022, we entered into the December ASR with a major financial institution, to repurchase an aggregate of $50.0 million in shares of our Class A common stock. Under the December ASR, we received an initial delivery of 2.6 million shares of our Class A common stock, which represented $42.5 million (or 85%) of the December ASR. The payment of $50.0 million was recognized in additional paid-in capital in our Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) in December 2022. The final number of shares repurchased was based on the volume-weighted average price of our Class A common stock during the term of the December ASR, net of fees. The final settlement occurred in February 2023.
Approximately $110.7 million remains available for future repurchases of our Class A common stock under our share repurchase program as of December 31, 2022. For more information, see Note 13 – Share Repurchase Program to the audited financial statements included in this report.
Investments
During the third quarter of 2022, we began investing primarily in highly rated debt securities and money market mutual funds to manage our excess cash reserves. The primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments. We consider all of our investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities within current assets in our Consolidated Balance Sheets.
As of December 31, 2022, we held $404.0 million in total investments, consisting of money market mutual funds and available-for-sale debt securities. These investments are included within cash and cash equivalents and marketable securities within our Consolidated Balance Sheets. For more information, see Note 10 – Financial Instruments to the audited financial statements included in this report.
Forecasted Cash Tax Liability
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. While it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that this provision will be deferred, modified, or repealed. For the year ended December 31, 2022, we have analyzed the provision and worked with our advisors to evaluate its application to our business. This provision increased taxable income and thus cash taxes paid, with an offsetting and equal deferred tax benefit, and has decreased our expected cash from operations in 2022, and will likely continue to do so annually, unless the provision is deferred, modified, or repealed. The actual impact on future cash from operations will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively, and the amount of research and development expenses paid or incurred in future years among other factors.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021

Net cash provided by operating activities	$128,808	$144,136
Net cash used in investing activities	(351,134)	(13,336)
Net cash provided by financing activities	195,085	9,282
Net increase (decrease) in cash and cash equivalents	$(27,241)	$140,082
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the year ended December 31, 2022, cash provided by operating activities was $128.8 million resulting from our net income of $61.5 million, adjusted by non-cash charges of $96.2 million and a net decrease of $28.9 million in our operating assets and liabilities. The non-cash charges primarily resulted from $77.0 million for stock-based compensation expense, $10.7 million pertaining to amortization of intangible assets and depreciation, and $4.4 million pertaining to non-cash lease expense. The decrease of $28.9 million related to changes in our operating assets and liabilities was primarily driven by a $22.7 million decrease in our accrued expenses and other liabilities and accounts payable, a $6.7 million increase in our accounts receivable, a $6.7 million decrease in operating lease liabilities, and a $3.7 million decrease in deferred revenue, partially offset by an increase of $12.7 million in accrued interest associated with our senior unsecured notes.
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
Investing Activities
For the year ended December 31, 2022, cash used in investing activities was $351.1 million resulting from purchases of marketable securities of $367.1 million, capitalized software development costs of $7.9 million, and capital expenditures of $2.7 million primarily related to purchases of computer supplies and equipment, partially offset by $25.6 million received from paydowns, maturities, and redemptions of marketable securities and $0.9 million received from sales of marketable securities.
For the year ended December 31, 2021, cash used in investing activities was $13.3 million resulting from capitalized software development costs of $7.3 million and capital expenditures of $6.1 million primarily related to leasehold improvements for one of our operating leases.

Financing Activities
For the year ended December 31, 2022, cash provided by financing activities was $195.1 million which consisted of $550.0 million of proceeds from the issuance of our senior unsecured notes, $8.1 million of proceeds from the issuance of stock under the employee stock purchase plan, and $4.7 million of proceeds from the exercise of stock options, partially offset by $339.3 million for the repurchase of common stock, $19.2 million for the net settlement of taxes on RSUs, and $9.4 million for the payment of the issuance costs related to the issuance of our senior unsecured notes.
For the year ended December 31, 2021, cash provided by financing activities was $9.3 million, which consisted of $18.5 million of proceeds from the exercise of stock options partially offset by $5.2 million for the net settlement of taxes on restricted stock units, $2.8 million for the repurchase of common stock, and $1.3 million for the payment of the issuance costs related to our credit facility.
Obligations and Other Commitments
See Note 9 – Commitments and Contingencies to the audited financial statements included in this report for our future minimum commitments related to certain software service agreements. Through December 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Upsell services also include job posting enhancements which are applied to individual job postings. Such services enhance job postings by providing customers with a temporary boost in the prominence of their open jobs, expanding visibility to job postings by inviting strong fit potential candidates to apply to the job, or highlighting key attributes of job postings to make them stand out to job seekers. Individual job posting enhancements may be purchased by a customer when needed, or in recurring monthly prepaid bundles to complement their job posting subscription plan, and are billed in advance of use. Typically these prepaid bundles can be used over a period ranging from one to twelve months. Revenue from job posting enhancements is recognized as the customer uses the enhancement on their job postings. Unused prepaid job enhancements are not refundable, and we recognize revenue for the estimated portion of prepaid job enhancements that are expected to expire unused, or breakage, based on estimates considering historical breakage levels for upsell plans. Breakage is recognized as revenue in proportion to the pattern of actual usage by customers.
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

Performance-based Revenue
Performance-based revenue consists of customers who pay on a per click by job applicant or per job application basis for the job postings customers wish to distribute through our software. Customers pay an amount per click or per application that is usually capped at a contractual maximum per recruitment campaign, with campaigns typically lasting from one to three months. Customers on this pricing model do not have access to our applicant tracking software for subscription customers though they may purchase resume database subscription plans separately. Customers that use performance-based revenue plans are typically companies with consistent hiring needs and sophisticated recruitment campaigns where they manage incoming applications and job postings on their own ATSs.
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
Stock-Based Compensation
Compensation expense related to stock-based awards is measured and recognized in the financial statements based on the fair value of the awards granted. The fair value of each option award and employee stock purchase right associated with our Employee Stock Purchase Plan is estimated on the grant date using the Black-Scholes option-pricing model. We have elected to treat stock-based awards with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis over the requisite service period.
For awards that contain both performance and service vesting conditions, the grant date fair value is recognized as compensation expense using a graded vesting attribution model. No expense is recognized for awards with performance conditions until the performance condition is probable of being met.
The Black-Scholes option pricing model requires us to make certain assumptions including:
Fair Value of our Common Stock. See the section titled “Determination of the Fair Value of Common Stock on Grant Dates” below.
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
The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If we had made different assumptions, our stock-based compensation expense and our results of operations for the years ended December 31, 2022, 2021, and 2020 may have been significantly different.
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
We have granted RSUs to certain of our employees and directors. RSUs granted prior to our Direct Listing vest upon the satisfaction of both a time-based service condition and a liquidity event requirement. The time-based service condition for these awards is generally satisfied over four years. The liquidity event requirement is satisfied upon the earliest to occur of a qualifying event, defined as a change of control transaction or after a set period of time following the effective date of our initial public offering pursuant to an effective registration statement under the Securities Act for the offer and sale of shares by ZipRecruiter. A direct listing in which we did not sell our equity securities would not have satisfied the liquidity event performance condition; however, on April 19, 2021, our board of directors waived the liquidity event performance condition for the 6.9 million RSUs then outstanding so those that had satisfied the service condition would vest upon the earlier of the first day of trading of our common stock on the NYSE, or March 15, 2022. As the satisfaction of the performance condition was not probable for accounting purposes prior to the waiver, the waiver of the liquidity event-based performance condition resulted in the remeasurement of the modified awards at fair value on the date of the waiver, which management estimated to be $25.04 per share or approximately $172.6 million.
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
We record valuation allowances against our deferred tax assets, when necessary. Realization of deferred tax assets is dependent upon future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be realized against future taxable income. To the extent we believe that realization is not likely, we establish a valuation allowance against our net deferred tax asset, which increases our income tax expense in the period when such determination is made. During the fourth quarter of 2020, based on the current earnings and forecasted taxable income, we determined that it was more likely than not that those assets will be realized. Accordingly, we released the valuation allowance of $40.0 million against our deferred tax assets. Although we incurred a current year pretax profit and maintain a recent history of cumulative earnings, during the year ended December 31, 2022, we recorded a valuation allowance of $12.7 million against the deferred tax asset associated with carried forward California Research and Development Credits as we believe that it is more likely than not that we will not generate sufficient California sourced taxable income in future years to utilize that deferred tax asset.
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
Investments
We maintain an investment portfolio of primarily highly rated debt securities and money market mutual funds to manage our excess cash reserves. Our primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments.
Our investments are all highly liquid and available for use in current operations, including those with maturity dates beyond one year, and therefore we classify these securities within current assets in our Consolidated Balance Sheets. We consider our highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Investments not considered cash equivalents are classified as marketable securities in our Consolidated Balance Sheets.
We classify and account for our money market mutual funds which have readily determinable fair values as equity securities, and we carry such securities at fair value with unrealized gains and losses reported in other income, net in our Consolidated Statement of Operations. We classify and account for our debt securities as available-for-sale, and we carry such securities at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders’ equity in accumulated other comprehensive loss until the security is sold or matures.
We determine any realized gains and losses on the sale of our available-for-sale debt securities using a specific identification method, and we record such gains and losses through other income, net in our Consolidated Statement of Operations.
If an available-for-sale debt security’s fair value declines below its amortized cost basis, we evaluate whether we intend to sell the security, or whether we more likely than not will be required to sell the security before the recovery of its amortized cost basis. If either condition is met, we record an impairment loss on the security through other income, net in our Consolidated Statement of Operations. If neither condition is met, we evaluate whether the decline is the result of credit-related factors, in which case we record the credit-related portion of the impairment loss through other income, net in our Consolidated Statement of Operations, and record the non-credit-related portion of the impairment loss, net of tax, through other comprehensive loss in the Consolidated Statement of Comprehensive Income.

Becoming a Large Accelerated Filer
Prior to December 31, 2022, we met the definition of an emerging growth company under the JOBS Act, which permitted us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We elected to use this extended transition period and as a result, our prior financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.
However, as of December 31, 2022, we meet the definition of a large accelerated filer under the Exchange Act, and no longer qualify as an emerging growth company. As a result, we now follow the timeline required for adopting new or revised accounting pronouncements applicable to public companies.
,
Recent Accounting Pronouncements
See Note 2 – Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies to the audited financial statements included in this report for more information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include changes in interest rates and fluctuations in foreign currency exchange rates.

Interest Rate Risk
We are subject to interest rate risk in connection with our credit facility which bears a floating interest rate. Because we have no amounts outstanding under the credit facility, we are not currently exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
We are also subject to interest rate risk in connection with the senior unsecured notes. As the interest rate on these senior unsecured notes is subject to a fixed percentage, we do not have significant financial statement risk associated with changes in interest rates pertaining to our senior unsecured notes.
Lastly, we are subject to interest rate risk in connection with our investments. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. To minimize interest rate risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial market, money market mutual funds, U.S. government and agency securities, and corporate debt securities. To assess interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio. Based on investment positions as of December 31, 2022, a hypothetical increase in interest rates of 100 basis points across all maturities would result in a $1.3 million decrease in the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
Foreign Currency Risk
We are exposed to fluctuations in foreign exchange risk related primarily to expenses denominated in currencies other than the U.S. Dollar, principally the Canadian Dollar, British Pound, and Israeli New Shekel. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced, and will continue to experience, fluctuations in our net income as a result of transaction gains and losses related to the remeasurement of our asset and liability balances that are denominated in currencies other than the U.S. Dollar. A hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data
ZIPRECRUITER, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ZipRecruiter, Inc.
Opinion on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ZipRecruiter, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in redeemable convertible preferred stock and stockholders' equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition
As described in Notes 2 and 4 to the consolidated financial statements, the Company’s total revenue was $904.6 million, of which the Company had subscription revenue of $696.3 million and performance-based revenue of $208.3 million for the year ended December 31, 2022. Subscription revenue consists of time-based job posting plans, upsell services which complement or expand visibility and prominence to job posting plans, and resume database plans. Plans are priced at a flat rate based on plan size and term and subscription revenue is recognized ratably over the subscription period. Contracts are only cancelable at the end of the term and are nonrefundable. Performance-based revenue consists of customers who pay on a per click by job applicant or per job application basis for the job postings they wish to distribute through the Company’s software. Customers pay an amount per click or per application that is usually capped at a contractual maximum per recruitment campaign, with campaigns typically lasting from one to three months.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing the completeness, accuracy and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, including customer order information, and related customer contracts, invoices, evidence of performance, and cash receipts, as applicable, as well as recalculating the related revenue recognized for the year ended December 31, 2022 and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2022 and obtaining and inspecting source documents, including invoices, evidence of performance, and cash receipts, where applicable, for confirmations not returned.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2023
We have served as the Company's auditor since 2015.

ZipRecruiter, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$227,380	$254,621
Marketable securities	342,975	—
Accounts receivable, net of allowances of $3,693 and $3,325 at December 31, 2022 and December 31, 2021, respectively	44,421	41,657
Prepaid expenses and other current assets	12,648	9,721
Deferred commissions, current portion	4,870	4,640
Total current assets	632,294	310,639
Property and equipment, net	8,103	8,702
Operating lease right-of-use assets	12,179	18,515
Internal use software, net	15,758	13,657
Deferred commissions, net of current portion	4,813	4,011
Goodwill	1,724	1,724
Deferred tax assets, net	38,653	38,029
Other assets	1,039	3,342
Total assets	$714,563	$398,619

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$21,175	$24,862
Accrued expenses	69,115	86,213
Accrued interest	12,837	—
Deferred revenue	19,580	23,253
Operating lease liabilities, current portion	5,429	6,109
Other current liabilities	1,527	2,457
Total current liabilities	129,663	142,894
Operating lease liabilities, net of current portion	13,018	19,179
Long-term borrowings	541,559	—
Other long-term liabilities	1,703	1,578
Total liabilities	685,943	163,651
Commitments and contingencies (Note 9)

Stockholders' equity
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of December 31, 2022 and December 31, 2021; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of December 31, 2022 and December 31, 2021; 74,320 and 87,843 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.00001 par value; 700,000 shares authorized as of December 31, 2022 and December 31, 2021; 30,379 and 30,571 shares issued and 30,184 and 30,376 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Class B treasury stock, 195 shares outstanding as of December 31, 2022 and December 31, 2021	(644)	(644)
Additional paid-in capital	35,926	303,395
Accumulated deficit	(6,290)	(67,784)
Accumulated other comprehensive loss	(373)	—
Total stockholders' equity	28,620	234,968
Total liabilities and stockholders' equity	$714,563	$398,619

The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$904,649	$741,141	$418,142
Cost of revenue	86,298	79,614	54,163
Gross profit	818,351	661,527	363,979
Operating expenses
Sales and marketing	484,429	410,665	191,141
Research and development	127,737	110,470	69,408
General and administrative	108,957	148,784	38,998
Total operating expenses	721,123	669,919	299,547
Income (loss) from operations	97,228	(8,392)	64,432
Other income (expense)
Interest expense	(28,498)	(916)	(1,037)
Other income, net	5,354	32	942
Total other expense, net	(23,144)	(884)	(95)
Income (loss) before income taxes	74,084	(9,276)	64,337
Income tax expense (benefit)	12,590	(12,876)	(21,711)
Net income	61,494	3,600	86,048
Less: Accretion of redeemable convertible preferred stock	—	(1,480)	(3,883)
Less: Undistributed earnings attributable to participating securities	—	(168)	(19,148)
Net income attributable to Class A and Class B common stockholders	$61,494	$1,952	$63,017
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.54	$0.02	$0.79
Diluted	$0.51	$0.02	$0.70
Weighted average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	114,272	102,230	79,651
Diluted	121,398	115,471	94,156

The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$61,494	$3,600	$86,048
Other comprehensive loss, net of tax:
Change in unrealized losses on available-for-sale debt securities	(373)	—	—
Total other comprehensive loss	(373)	—	—
Total comprehensive income	$61,121	$3,600	$86,048

The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock				Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Series A		Series B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	2,271	$83,375	6,031	$49,598	—	$—	79,583	$—	(195)	$(644)	$35,339	$(157,006)	$—	$(122,311)
Cumulative-effect of accounting change adopted as of January 1, 2020	—	—	—	—	—	—	—	—	—	—	426	(426)	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	2,184	—	—	—	2,943	—	—	2,943
Repurchase and retirement of common stock	—	—	—	—	—	—	(2,987)	—	—	—	(19,000)	—	—	(19,000)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,907	—	—	5,907
Capital contribution	—	—	—	—	—	—	(497)	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	3,743	—	140	—	—	—	—	—	—	(3,883)	—	—	(3,883)
Net income	—	—	—	—	—	—	—	—	—	—	—	86,048	—	86,048
Balance as of December 31, 2020	2,271	$87,118	6,031	$49,738	—	$—	78,283	$—	(195)	$(644)	$21,732	$(71,384)	$—	$(50,296)
Accretion of redeemable convertible preferred stock	—	1,427	—	53	—	—	—	—	—	—	(1,480)	—	—	(1,480)
Conversion of redeemable convertible preferred stock to common stock	(2,271)	(88,545)	(6,031)	(49,791)	—	—	24,202	1	—	—	138,335	—	—	138,336
Conversion of convertible notes with related parties to common stock	—	—	—	—	—	—	3,085	—	—	—	25,653	—	—	25,653
Conversion of Class B stock to Class A stock	—	—	—	—	87,599	1	(87,599)	(1)	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	9,684	—	—	—	17,706	—	—	17,706
Repurchase and retirement of common stock	—	—	—	—	—	—	(150)	—	—	—	(2,750)	—	—	(2,750)
Vesting of early exercised options	—	—	—	—	—	—	—	—	—	—	295	—	—	295
Issuance of common stock upon the vesting and settlement of RSU’s	—	—	—	—	244	—	3,278	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	109,143	—	—	109,143
Shares withheld related to net share settlement	—	—	—	—	—	—	(212)	—	—	—	(5,239)	—	—	(5,239)
Net income	—	—	—	—	—	—	—	—	—	—	—	3,600	—	3,600
Balance as of December 31, 2021	—	$—	—	$—	87,843	$1	30,571	$—	(195)	$(644)	$303,395	$(67,784)	$—	$234,968
Conversion of Class B stock to Class A stock	—	—	—	—	3,784	—	(3,784)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	8	—	2,747	—	—	—	5,119	—	—	5,119
Issuance of common stock upon the vesting and settlement of RSUs	—	—	—	—	1,333	—	1,459	—	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	—	—	—	—	—	—	97	—	—	97
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	77,599	—	—	77,599
Shares withheld related to net share settlement	—	—	—	—	(468)	—	(614)	—	—	—	(19,157)	—	—	(19,157)
Shares issued under employee stock purchase plan	—	—	—	—	449	—	—	—	—	—	8,129	—	—	8,129
Repurchase and retirement of common stock	—	—	—	—	(18,629)	—	—	—	—	—	(339,256)	—	—	(339,256)
Net income	—	—	—	—	—	—	—	—	—	—	—	61,494	—	61,494
Other comprehensive loss	—	$—	—	$—	—	—	—	—	—	—	—	—	(373)	(373)
Balance as of December 31, 2022	—	$—	—	$—	74,320	$1	30,379	$—	(195)	$(644)	$35,926	$(6,290)	$(373)	$28,620
The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$61,494	$3,600	$86,048
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	76,956	107,258	5,752
Depreciation and amortization	10,682	9,463	9,949
Provision for bad debts	3,904	1,796	3,218
Deferred income taxes	(624)	(14,946)	(22,911)
Non-cash lease expense	4,433	5,387	5,562
Amortization and accretion of marketable securities	(2,512)	—	—
Other	3,334	200	341
Change in operating assets and liabilities:
Accounts receivable	(6,668)	(22,417)	1,321
Prepaid expenses and other current assets	(2,555)	(4,703)	2,218
Deferred commissions, net	(1,032)	(1,212)	(1,680)
Other assets	1,803	(2,130)	179
Accounts payable	(3,579)	11,227	5,115
Accrued expenses and other liabilities	(19,161)	45,270	2,165
Accrued interest	12,705	120	12
Deferred revenue	(3,671)	8,136	(3,346)
Operating lease liabilities	(6,701)	(2,913)	(5,930)
Net cash provided by operating activities	128,808	144,136	88,013
Cash flows from investing activities
Purchases of property and equipment	(2,692)	(6,083)	(1,355)
Capitalized internal-use software costs	(7,852)	(7,253)	(6,018)
Purchases of marketable securities	(367,055)	—	—
Sales of marketable securities	861	—	—
Paydowns, maturities, and redemptions of marketable securities	25,604	—	—
Net cash used in investing activities	(351,134)	(13,336)	(7,373)
Cash flows from financing activities
Payment of issuance costs for credit facility	—	(1,270)	—
Proceeds from issuance of senior unsecured notes	550,000	—	—
Payment of senior unsecured notes’ issuance fees	(9,378)	—	—
Repurchase of common stock	(339,256)	(2,750)	(19,000)
Proceeds from exercise of stock options	4,747	18,541	2,370
Payments of tax withholdings on net settlement of equity awards	(19,157)	(5,239)	—
Proceeds from issuance of stock under employee stock purchase plan	8,129	—	—
Proceeds from term loan	—	—	10,000
Repayment of term loan	—	—	(20,000)
Proceeds from revolving line	—	—	16,500
Repayment of revolving line	—	—	(16,500)
Proceeds from convertible notes with related parties	—	—	25,000
Net cash provided by (used in) financing activities	195,085	9,282	(1,630)
Net increase (decrease) in cash	(27,241)	140,082	79,010
Cash and cash equivalents
Beginning of period	254,621	114,539	35,529
End of period	$227,380	$254,621	$114,539
Supplemental disclosure of cash flow information
Income taxes paid	$14,743	$1,938	$1,003
Interest paid	14,602	344	703

Supplemental disclosure of non-cash activities
Capitalized assets included in accounts payable and accrued expenses	$1,366	$1,506	$1,109
Stock-based compensation capitalized for software	2,160	1,885	155
In-transit proceeds from exercise of stock options	501	129	573
Operating lease right-of-use assets obtained in exchange for new operating lease	—	—	5,787
Decrease (increase) in operating lease right-of-use asset and operating lease liability due to lease modification	—	(1,402)	—
Accretion of redeemable convertible preferred stock	—	1,480	3,883
Conversion of redeemable convertible preferred stock	—	138,336	—
Conversion of convertible notes and accrued interest with related parties	—	25,653	—
The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
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
Foreign Currency Remeasurement
The Company’s foreign subsidiaries operate in their local currency and their functional currency is the U.S. dollar. Monetary assets and liabilities of each subsidiary, denominated in local or other foreign currency, are remeasured at the end of each reporting period using the exchange rates at that date. Non-monetary assets and liabilities and equity are remeasured at the historical exchange rates, while results of operations in the local currency or other foreign currencies are translated into U.S. dollars at the exchange rates in effect at the date of the transaction. Net foreign transaction gains/losses for the years ended December 31, 2022, 2021, and 2020 were not material.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates include sales allowances, estimates relating to the measurement of operating lease right-of-use (“ROU”) assets and operating lease liabilities, determination of the fair value of stock-based awards, valuation of common stock in periods prior to becoming a public company, collectibility of accounts receivable, determination of the fair value of investments, impairment of investments and long-lived assets including goodwill, carrying value and useful lives of property and equipment and internal-use software, the amortization period for deferred commission costs, and income taxes. By their nature, estimates are subject to an inherent degree of uncertainty and actual results could differ from those estimates.
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
Segments and Geographic Information
The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker, the CEO, regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources. Revenue is attributed to geographic regions based on locations where services are provided to the Company’s customers. Foreign countries outside of the United States, in aggregate, accounted for less than 2% of the Company’s revenue for the years ended December 31, 2022, 2021, and 2020. In addition, as of December 31, 2022 and 2021, property and equipment and operating lease ROU assets outside of the United States were not material.
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
The Company derives its revenues from the following sources:

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
Subscription Revenue
Subscription revenue consists of time-based job posting plans, upsells which complement or expand visibility and prominence to job posting plans, and resume database plans. Plans are priced at a flat rate based on plan size and whether the plan is for a daily, monthly, or annual term. Customer contracts are typically subject to renewal at the end of the subscription term. Contracts are only cancelable at the end of the term and are nonrefundable.
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
Upsell services also include job posting enhancements which are applied to individual job postings. Such services enhance job postings by providing customers with a temporary boost in the prominence of the job postings, expanding visibility to job postings by inviting candidates to apply to the job, or highlighting key attributes of job postings to make them stand out to job seekers. Individual job posting enhancements may be purchased by a customer when needed, or in recurring monthly prepaid bundles to complement their job posting subscription plan, and are billed in advance of use. Typically these prepaid bundles can be used over a period ranging from one to twelve months. Revenue from job posting enhancements is recognized as the customer uses the enhancement on their job postings. Unused prepaid job enhancements are not refundable, and the Company recognizes revenue for the estimated portion of prepaid job enhancements that are expected to expire unused (“breakage”) based on estimates considering historical breakage levels for upsell plans. Breakage is recognized as revenue in proportion to the pattern of actual usage by customers.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
Performance-based revenue is typically billed monthly, in arrears, and revenue is recognized as job applicants click on or apply to the distributed job postings, up to the contractual maximum per recruitment campaign.
Sales Allowance
The Company establishes a sales allowance to estimate refunds and credits that it may grant to customers in the future for cancellations of subscriptions and concessions to customers who are not satisfied with services received. While subscriptions are noncancelable once the contract term has commenced, the Company may at times allow customers who miss their cancellation window prior to an autorenewal to cancel their contract, and the Company may issue refunds or credits to maintain overall customer satisfaction. The sales allowance is estimated by considering historical results and trends, and is accounted for as a reduction to revenue or deferred revenue for contracts where payments are received upfront and revenue is recognized over time.
The following table summarizes the changes in the sales allowance (in thousands):

	Year Ended December 31,
	2022	2021	2020
Sales allowance, at beginning of year	$5,919	$4,362	$8,781
Recorded as a reduction to revenue	39,877	35,118	15,548
Recorded as a reduction to deferred revenue	4,852	3,730	6,086
Utilization of allowance for refunds and credits	(46,397)	(37,291)	(26,053)
Sales allowance, at end of year	$4,251	$5,919	$4,362
Of the total sales allowance balance of $4.3 million at December 31, 2022, $1.9 million was presented net of accounts receivable and $2.4 million was presented within accrued expenses on the Consolidated Balance Sheets. Of the total sales allowance balance of $5.9 million at December 31, 2021, $2.9 million was presented net of accounts receivable and $3.0 million was presented within accrued expenses on the Consolidated Balance Sheets. The amount netted against accounts receivable represents estimated future credits expected to be granted to customers who had not yet paid for services as of December 31, 2022 and 2021, and the amount included in accrued expenses represents estimated refunds expected to be granted to customers who had already paid.
Cost of Revenue
Cost of revenue consists of web hosting, credit card processing fees, personnel-related costs (including salaries, bonuses, benefits and stock-based compensation) for customer support employees, partner revenue share amounts, job distribution costs from performance-based revenue, and amortization of capitalized software costs associated with the Company’s marketplace technology to provide services to its customers. In addition, the Company allocates a portion of overhead costs, such as rent, IT costs, supplies and depreciation and amortization, to cost of revenue based on headcount.
Sales and Marketing
Sales and marketing expense consists of personnel-related costs (including salaries, sales commissions, bonuses, benefits, and stock-based compensation) for the Company’s sales and marketing employees and marketing activities. Marketing activities include advertising, online lead generation, customer and industry events and candidate acquisition. The Company allocates a portion of overhead costs, such as rent, IT costs, supplies and depreciation and amortization, to sales and marketing expense based on headcount. Sales and marketing costs are expensed as incurred.
Advertising costs principally represent online advertising costs, direct mailing, television, podcast and radio advertisements. Advertising expense was $280.1 million, $255.6 million, and $98.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
At times, the Company may prepay certain advertising expenses, which are deferred and subsequently recognized as expense when the advertisement is released. The Company had $2.6 million and $3.2 million of prepaid advertising costs included in prepaid expenses in the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.
Research and Development
Research and development expense consists of personnel-related costs (including salaries, bonuses, benefits and stock-based compensation) for the Company’s research and development employees, amortization of capitalized software costs associated with the development of internal databases, candidate insights, and reporting that support the Company’s marketplace technology and the cost of certain third-party service providers. The Company allocates a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to research and development expense based on headcount. Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred.
General and Administrative
General and administrative expense consists of personnel-related costs (including salaries, bonuses, benefits and stock-based compensation) for employees in the Company’s executive, finance, human resource and administrative departments, and fees for third party professional services, including consulting, legal and accounting services. General and administrative expense also consists of costs as part of the Company’s transition to a publicly traded company and includes fees paid to its financial advisors in connection with its Direct Listing. In addition, the Company allocates a portion of overhead costs, such as rent, IT costs, supplies and depreciation and amortization, to general and administrative expense based on headcount.
Stock-Based Compensation
The Company estimates the fair value of employee stock-based compensation awards on the grant date and recognizes forfeitures as they occur. The Company has elected to treat stock-based compensation awards with graded vesting schedules and time-based service conditions as a single award and recognizes stock-based compensation on a straight-line basis over the requisite service period. For awards that contain both performance and service vesting conditions, the grant date fair value is recognized as stock-based compensation expense using a graded vesting attribution model. No expense is recognized for awards with performance conditions until the performance condition is probable of being met.
The Company estimates the fair value of restricted stock units (“RSUs”) based on the fair value of its common stock. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the Company to make certain assumptions including the fair value of the underlying common stock, the expected term, the expected volatility, the risk-free interest rate and the dividend yield.
Prior to the completion of the Company’s Direct Listing on May 26, 2021, a public market did not exist for the Company’s common stock, and therefore, the board of directors determined the fair value of the common stock at the time of the grant by considering a number of objective and subjective factors including valuation of comparable companies, operating and financial performance and general and industry-specific economic outlook, amongst other factors. The fair value was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants titled, Valuation of Privately Held Company Equity Securities Issued as Compensation. Subsequent to the completion of the Company’s Direct Listing, the fair value of the common stock is determined based on the NYSE closing price on the date prior to the date of grant.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
For its stock options, because the Company’s common stock has limited trading history, the Company estimates the expected volatility of the awards from the historical volatility of selected public companies that represent similar but alternative investment opportunities to an investment in the Company. Characteristics considered in identifying guideline public companies include similarity in size, lines of business, market capitalization, revenue and financial leverage. The Company determines the expected volatility assumption using the frequency of daily historical prices of comparable public company common stock for a period equal to the expected term of the option. The Company periodically assesses the comparable companies and other relevant factors used to measure expected volatility for stock option grants.
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
Stock-based Compensation Under the Employee Stock Purchase Plan
In August 2021, the Company launched an employee stock purchase plan (the “ESPP”). The ESPP will allow eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount through payroll deductions of their eligible compensation, subject to certain plan limitations. The ESPP provides for six-month offering periods beginning February and August of each year. On each purchase date, eligible employees purchase the Company’s stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the offering date or (ii) the purchase date.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
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
The Company must also make judgments in evaluating whether deferred tax assets will be realized from future taxable income. To the extent that it believes that realizability is not likely, the Company establishes or maintains a valuation allowance. A valuation allowance is established for deferred tax assets which the Company does not believe meet the “more likely than not” threshold for realizability. The Company’s judgments regarding future taxable income may change over time due to market conditions, tax laws, tax planning strategies or other factors. If the Company’s assumptions and estimates change in the future, the valuation allowance may materially increase or decrease, resulting in an increase or decrease in income tax expense and the related impact on the Company’s reported net income or loss.
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
The Company’s investments are all highly liquid and available for use in current operations, including those with maturity dates beyond one year, and therefore the Company classifies these securities within current assets in its Consolidated Balance Sheets. The Company considers its highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Investments not considered cash equivalents are classified as marketable securities in the Company’s Consolidated Balance Sheets.
The Company classifies and accounts for its money market mutual funds which have readily determinable fair values as equity securities, and it carries such securities at fair value with unrealized gains and losses reported in other income, net in its Consolidated Statement of Operations.
The Company classifies and accounts for its debt securities as available-for-sale, and it carries such securities at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders’ equity in accumulated other comprehensive loss until the security is sold or matures. During the twelve months ended December 31, 2022, in connection with its available-for-sale debt securities, the Company recorded pretax unrealized losses in other comprehensive loss of $0.4 million with no associated tax benefit. The Company held no investments in available-for-sale debt securities during the twelve months ended December 31, 2021 and December 31, 2020.
The Company determines any realized gains and losses on the sale of its available-for-sale debt securities using a specific identification method, and it records such gains and losses through other

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
income, net in its Consolidated Statement of Operations. During the twelve months ended December 31, 2022, the Company recorded $0.9 million in proceeds related to sales of its available-for-sale debt securities. Because the Company first purchased these investments during the twelve months ended December 31, 2022, it did not reclassify any net amounts out of beginning accumulated other comprehensive loss into other income, net in the Consolidated Statement of Operations.
If an available-for-sale debt security’s fair value declines below its amortized cost basis, the Company evaluates whether it intends to sell the security, or whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis. If either condition is met, the Company records an impairment loss on the security through other income, net in its Consolidated Statement of Operations. If neither condition is met, the Company evaluates whether the decline is the result of credit-related factors, in which case the Company records the credit-related portion of the impairment loss through other income, net in its Consolidated Statement of Operations, and records the non-credit-related portion of the impairment loss, net of tax, through other comprehensive loss in the Consolidated Statement of Comprehensive Income.
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
One customer accounted for 12% and 16% of the Company's outstanding accounts receivable as of December 31, 2022 and December 31, 2021, respectively. The Company closely monitors the financial condition of the foregoing customer, which has been in good credit standing. No other customer individually accounted for 10% or more of the Company’s outstanding accounts receivable as of December 31, 2022 and December 31, 2021. As such, the Company does not consider the concentration of its accounts receivable to be a material risk. There were no customers that individually represented 10% or more of revenue for the years ended December 31, 2022, 2021, and 2020.
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
The Company regularly monitors collections and payments from customers and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Prior to the Company’s adoption of Topic 326 during the year ended December 31, 2022, management estimated its allowance for doubtful accounts by considering factors such as historical credit loss experience and current conditions, such as the length of time accounts receivables are past due, customer payment histories, and any specific customer collection issues identified. Subsequent to the Company’s adoption of Topic 326, management has expanded its approach and estimates its allowance for doubtful accounts by considering the above factors, current market conditions which may

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
affect customer financial condition, and reasonable and supportable forecasts of future credit losses. The Company writes off accounts receivables that have become uncollectible.
The Company’s allowance for doubtful accounts was $1.8 million, $0.5 million, and $2.0 million as of December 31, 2022, 2021 and 2020, respectively, which was recorded net within accounts receivable on the Consolidated Balance Sheets.
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
The Company computes rental income from subleasing certain of its office facilities on a straight-line basis over the sublease term in the Consolidated Statements of Operations. The difference between rental income and rental payments over the lease term is recorded as an unbilled rent receivable.
Internal-Use Software
The Company capitalizes eligible costs associated with the development of its internal-use software in accordance with ASC 350-40, Internal-Use Software. Accordingly, the Company capitalizes costs incurred during the development phase including: (1) external direct costs of materials and services consumed in developing or obtaining the software, and (2) payroll and payroll-related costs for employees who are directly associated with the project. The Company expenses all costs as incurred that relate to the planning and post implementation phases of its software development cycle and costs associated with minor enhancements and maintenance. Capitalized costs are amortized using the straight-line

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
method over three years. Amortization of internal-use software costs associated with the Company’s marketplace technology to provide services to its customers is recorded in cost of revenue. Amortization of internal-use software costs associated with internal databases, candidate insights, and reporting are recorded in research and development and general and administrative expenses in the Consolidated Statements of Operations. Amortization of these costs is allocated in the Consolidated Statements of Operations based on the nature of the underlying projects.
Intangible Assets
Intangible assets are amortized over their estimated useful life using the straight-line method which approximates the pattern in which the economic benefits are consumed.
Impairment of Long-Lived Assets
The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with ASC 360, Property, Plant and Equipment, Accounting for the Impairment or Disposal of Long-Lived Assets. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows are less than the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. There were no impairment charges related to long-lived assets during the years ended December 31, 2022, 2021, and 2020.
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
Senior Unsecured Notes
On January 12, 2022, the Company issued an aggregate principal amount of $550.0 million senior unsecured notes due 2030 in a private placement. The Company includes its senior unsecured notes, net of debt issuance costs, within long-term borrowings in its Consolidated Balance Sheets. The Company accounts for the debt issuance costs incurred related to the senior unsecured notes using the effective interest method, under which the debt issuance costs are amortized as interest expense until the applicable maturity date. As of December 31, 2022, the Company had a carrying amount of approximately $8.4 million of debt issuance costs related to the senior unsecured notes. For the year ended December 31, 2022, the Company recognized $27.6 million in interest expense related to the senior unsecured notes with an effective interest rate of 5.4%. Such interest expense includes $0.9 million

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
related to the amortization of debt issuance costs, for the year ended December 31, 2022. For more information on the senior unsecured notes, please see Note 8.
Share Repurchase Program
All shares repurchased under the Company’s share repurchase program are purchased for immediate retirement. Repurchased shares reduce the Company’s outstanding shares and its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share. All excess of repurchase price over par value for shares repurchased is allocated to additional paid-in capital in the Company’s Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit). The Company may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. For more information on the Company’s share repurchase program, please see Note 13.
Recent Accounting Pronouncements
Becoming a Large Accelerated Filer
Prior to December 31, 2022, the Company qualified as an emerging growth company (“EGC”) and was allowed by the Jumpstart Our Business Startups Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
The Company became a large accelerated filer and no longer qualifies as an EGC at the conclusion of the fiscal year ended December 31, 2022. The adoption dates discussed below for recently adopted accounting pronouncements reflect the updated transition periods required as a result of becoming a large accelerated filer as of December 31, 2022. For all future new or revised accounting pronouncements, the Company will be required to adopt in accordance with public company timelines.
Accounting Pronouncements Not Yet Adopted
The Company reviewed all recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and which removes certain conditions that should be considered in the derivative scope exception evaluation under Subtopic 815-40. The Company early adopted ASU 2020-06 on January 1, 2022 and applied the changes using a modified retrospective approach. The adoption did not have a material impact on the Company’s consolidated financial statements.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing model for measuring the allowance for credit losses for financial assets measured at amortized cost (including accounts receivable) to a model that is based on the expected losses rather than incurred losses. Under the new credit loss model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. Subsequent to ASU 2016-13, the FASB issued various ASUs to provide supplemental guidance and clarification to ASU 2016-13 which must be adopted concurrently with the adoption of ASU 2016-13. These ASUs are cumulatively referred to as “Topic 326.” The Company adopted Topic 326 for the fiscal year ended December 31, 2022 and applied the changes using a modified retrospective approach. The adoption did not have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of income tax accounting guidance. The Company adopted ASU 2019-12 for the fiscal year ended December 31, 2022 and applied the changes using a modified retrospective approach. The adoption did not have a material impact on the Company’s consolidated financial statements.

3.    Net Income Per Share
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
In April 2021, the Company filed its amended and restated certificate of incorporation, which resulted in the creation of Class A common stock and Class B common stock. As the liquidation and dividend rights are identical for Class A and Class B common stock (see Note 12), the undistributed earnings under the two-class method are allocated on a proportional basis and the resulting net income per share attributable to common stockholders is, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The following table presents the Company’s basic net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net income per share, basic:
Net income	$61,494	$3,600	$86,048
Less: Accretion of redeemable convertible preferred stock	—	(1,480)	(3,883)
Less: Undistributed earnings attributable to participating securities	—	(168)	(19,148)
Net income attributable to Class A and Class B common stockholders	$61,494	$1,952	$63,017
Weighted average shares of Class A and Class B common stock outstanding	114,272	102,230	79,651
Net income per share attributable to Class A and Class B common stockholders, basic	$0.54	$0.02	$0.79

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The Company computes diluted net income per share under the two-class method where income is reallocated between common stock, potential common stock and participating securities. Potential common stock primarily includes stock options and RSUs computed using the treasury stock method and the conversion of the convertible notes and accrued interest using the if converted method.
The following table presents the Company’s diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net income per share, diluted:
Numerator:
Net income attributable to Class A and Class B common stockholders	$61,494	$1,952	$63,017
Add:
Reallocation of net income attributable to participating securities	—	18	2,346
Interest on convertible notes with related parties, net of tax	—	—	275
Net income attributable to Class A and Class B common stockholders, diluted	$61,494	$1,970	$65,638

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	114,272	102,230	79,651
Effect of dilutive securities:
Options to purchase common stock	6,943	12,471	12,506
Convertible notes with related parties	—	—	1,999
Restricted stock units	183	725	—
Employee stock purchase plan	—	12	—
Unvested early exercise common stock	—	33	—
Weighted average shares of Class A and Class B common stock outstanding, diluted	121,398	115,471	94,156
Net income per share attributable to Class A and Class B common stockholders, diluted	$0.51	$0.02	$0.70

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The following table presents the weighted average number of potentially dilutive common stock equivalents excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	71	3	3,747
Unvested restricted stock units	5,681	153	4,148
Convertible notes with related parties, if converted basis	—	1,226	—
Employee stock purchase plan	240	45	—
Total shares excluded from diluted net income per share	5,992	1,427	7,895
The CEO Performance Award is excluded from the above table because none of the market conditions had been met as of December 31, 2022.
4.    Revenue Information
Contract Balances
Contract liabilities are recorded as deferred revenue when customer payments are received in advance of the Company meeting all the revenue recognition criteria under ASC 606. Deferred revenue includes prepaid subscription and performance-based revenue. Generally, the remaining performance obligations will be satisfied within one to twelve months after prepayment. The Company recognized $23.3 million, $15.1 million, and $18.5 million of revenue during the years ended December 31, 2022, 2021, and 2020, respectively, that were included in the deferred revenue balance as of December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2022 and 2021, the Company had no contract assets.
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
For the years ended December 31, 2022, 2021, and 2020, amortization expense for deferred sales commissions was $5.4 million, $4.3 million, and $3.1 million, respectively. There was no impairment to capitalized deferred commissions in the periods presented.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
Disaggregation of Revenue
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Year Ended December 31,
	2022	2021	2020
Subscription	$696,334	$600,090	$346,781
Performance-based	208,315	141,051	71,361
Total revenue	$904,649	$741,141	$418,142
Performance Obligations
No revenue was recognized during the years ended December 31, 2022, 2021 and 2020 from performance obligations satisfied in previous periods.
As of December 31, 2022, the Company did not have any material remaining performance obligations expected to be recognized in the future. Generally, any remaining performance obligations relate primarily to subscription services such as time-based job posting plans, upsell services, and resume database plans that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.
5.    Property and Equipment, net
Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Computer, equipment and software	$8,626	$7,141
Furniture and fixtures	1,081	1,818
Leasehold improvements	8,709	8,605
Construction in progress	—	3
	18,416	17,567
Less: Accumulated depreciation	(10,313)	(8,865)
Total property and equipment, net	$8,103	$8,702
Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $2.8 million, $2.3 million, and $2.2 million, respectively.
6.    Internal-Use Software, net
Internal-use software consists of the following (in thousands):

	December 31,
	2022	2021
Internal-use software	$39,628	$31,902
Less: Accumulated amortization	(23,870)	(18,245)
Total internal-use software, net	$15,758	$13,657
Amortization expense for internal-use software for the years ended December 31, 2022, 2021, and 2020 was $7.9 million, $7.2 million, and $7.4 million, respectively.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
Future amortization expense of the Company’s internal-use software as of December 31, 2022 is as follows for the years ending December 31, (in thousands):

2023	$6,703
2024	5,625
2025	2,797
2026	633
Total future amortization expense	$15,758

7.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation and benefits	$31,791	$26,621
Accrued marketing	10,937	22,493
Accrued partner expenses	7,465	8,457
Accrued commissions	5,716	5,790
Accrued non-income taxes	3,605	11,250
Accrued refunds and customer liabilities	2,863	3,646
Other accrued expenses	6,738	7,956
Total accrued expenses	$69,115	$86,213
s
8.    Debt
Convertible Notes with Related Parties
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
Prior Credit Facility
On September 2, 2020 the Company executed an amendment to the Amended and Restated Loan and Security Agreement (the “Second Amended and Restated Loan and Security Agreement”), which increased the amount available under the credit facility outstanding at the time (the “prior credit facility”) from $25.0 million to $35.0 million, changed the maturity date of the prior credit facility to September 2, 2022 and modified the interest rate on the prior credit facility to be the floating per annum rate equal to the greater of (i) 0.25% above the bank’s Prime Rate, and (ii) 4.5%. The prior credit facility was terminated in April 2021 and replaced with a new credit facility as described further below. Total interest

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
expense incurred under the prior credit facility was immaterial for the years ended December 31, 2021, and 2020 and was mostly attributable to fees on the unused portion of the credit facility.
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
The Company had no amounts outstanding under the Credit Agreement and was in compliance with the financial covenants as of December 31, 2022. The amount available under the credit facility as of December 31, 2022 was $244.6 million, which is the credit limit less letters of credit outstanding of $5.4 million.
Issuance of Senior Unsecured Notes
On January 12, 2022, the Company issued an aggregate principal amount of $550.0 million senior unsecured notes due 2030 (the “Notes”) in a private placement. The Notes and the guarantees are senior unsecured obligations of ZipRecruiter, Inc.
The Notes were issued pursuant to an indenture dated as of January 12, 2022 (the “Indenture”) between the Company and the trustee. Pursuant to the Indenture, the Notes will mature on January 15,

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
2030 and bear interest at a rate of 5% per year. Interest on the Notes is payable semi-annually in arrears on January 15 and July 15 of each year. Unpaid amounts are included within accrued interest in the Company’s Consolidated Balance Sheets.
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
(ii) Prior to January 15, 2025, the Company has the option to redeem up to 40% of the aggregate principal amount of the Notes from net cash proceeds from certain equity offerings at a redemption price equal to 105% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest; and
(iii) At any time on or after January 15, 2025, the Company may redeem all or any portion of the Notes, at the redemption prices equal to the percentage of principal amount set forth below, plus accrued and unpaid interest, if any, if redeemed during the 12-month period beginning on January 15 of the year indicated below:

Year	Percentage
2025	102.50%
2026	101.25%
2027 and thereafter	100.00%
Upon the occurrence of a change of control triggering event (as defined in the Indenture), the Company must offer to repurchase the Notes at a repurchase price equal to 101% of the aggregate principal amount of the Notes to be repurchased, and any accrued and unpaid interest.
The Company includes its Notes, net of debt issuance costs, within long-term borrowings in its Consolidated Balance Sheets.
The Company accounts for the debt issuance costs incurred related to the Notes using the effective interest method, under which the debt issuance costs are amortized as interest expense until the applicable maturity date. As of December 31, 2022, the Company had a carrying amount of approximately $8.4 million of debt issuance costs related to the Notes.
For the year ended December 31, 2022, the Company recognized $27.6 million in interest expense related to the Notes with an effective interest rate of 5.4%. Such interest expense includes $0.9 million related to the amortization of debt issuance costs.
9.    Commitments and Contingencies
Purchase Commitments
As of December 31, 2022, the Company had various noncancelable purchase commitments relating to software service agreements. Future minimum commitments are $7.7 million for 2023, $10.5 million for 2024, $8.3 million for 2025, and no further commitments for 2026 and beyond.
Legal Matters
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability. However, if the Company determines that a

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
contingent loss is reasonably possible and the loss or range of loss can be estimated, the Company will disclose the possible loss in the consolidated financial statements. Legal costs relating to loss contingencies are expensed as incurred.
In April 2019, the Company was named as a defendant in a putative class action lawsuit filed by a former employee in the Los Angeles Superior Court alleging that the Company violated the Fair Credit Reporting Act as well as owed certain compensation to employees. In January 2020, the former employee filed a related representative action in the Los Angeles Superior Court under the Private Attorney General Act alleging similar claims regarding compensation owed to employees. In January 2021, the Company filed a motion for summary judgment or, in the alternative, summary adjudication, which was granted in part and denied in part. As of September 30, 2021, the parties agreed to settle the lawsuit for an immaterial amount and accordingly, the Company recorded a liability within accrued expenses. The settlement must be approved by the Court before it can be finalized. As of December 31, 2022, the Company anticipates that the settlement agreement will be approved in 2023.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of December 31, 2022, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.
Non-income Taxes
The Company collects and remits sales and use, value added, and other taxes (“non-income taxes”) relating to the sale of the Company’s services in various jurisdictions. The Company accrues non-income taxes that may result from examinations by, or any anticipated negotiated agreements with, these tax authorities when a loss is probable and reasonably estimable. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, then the reasonably possible loss is disclosed. Due to the inherent complexity and uncertainty of these matters and judicial process in certain jurisdictions, the final outcome may be materially different from the Company’s expectations. During the years ended December 31, 2022, and 2021, the Company recognized a benefit of $0.8 million and an expense of $8.7 million, respectively, in non-income tax expense recorded in general and administrative expense.
Restructuring
On March 31, 2020, the Company announced and committed to a restructuring plan to contain costs and further strengthen its liquidity profile in response to the impact of the COVID-19 pandemic. This plan resulted in a reduction in the Company’s workforce of approximately 40%. The Company recorded restructuring costs of $5.7 million in the first quarter of 2020 primarily related to employee severance and continuation of health benefits. Included in the $5.7 million restructuring costs is a non-cash charge of $0.8 million pertaining mainly to the modification of stock option awards for terminated employees. These awards were modified to extend the post-termination exercise period of vested options. Restructuring costs are presented as $3.7 million in sales and marketing, $1.0 million in research and development, and $1.0 million in general and administrative expenses within the Consolidated Statement of Operations. The Company reversed the remaining amounts of $0.2 million associated with the restructuring costs liability

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
that were outstanding as of December 31, 2020 during 2021 when it was determined the remaining costs would not need to be paid, and no new costs were recorded during 2022 and 2021.
The following table presents the roll forward of the restructuring costs liability for the years ended December 31, 2022, 2021 and 2020 (in thousands), which is included in accrued expenses in the Company’s Consolidated Balance Sheets:

	Year Ended December 31,
	2022	2021	2020
Accrual, at beginning of year	$—	$233	$—
Expense	—	—	4,947
Cash payments	—	—	(4,281)
Non-cash adjustments	—	(233)	(433)
Accrual, at end of year	$—	$—	$233

10.    Financial Instruments
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The following table presents the Company’s financial assets measured at fair value on a recurring basis, as well as the amortized cost basis and gross unrealized gains and losses of those assets as of December 31, 2022 (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$166,341	$—	$—	$166,341	$166,341	$—
Money market mutual funds	49,545	—	—	49,545	49,545	—
U.S. treasury securities	204,580	9	(180)	204,409	2,995	201,414
Subtotal	420,466	9	(180)	420,295	218,881	201,414
Level 2:
Commercial paper	41,348	—	—	41,348	—	41,348
Certificates of deposit	6,116	—	—	6,116	—	6,116
Corporate notes and obligations	63,912	10	(202)	63,720	1,519	62,201
Asset-backed securities	15,150	17	(29)	15,138	—	15,138
U.S. agency securities	23,736	5	(3)	23,738	6,980	16,758
Subtotal	150,262	32	(234)	150,060	8,499	141,561
Total cash, cash equivalents, and marketable securities	$570,728	$41	$(414)	$570,355	$227,380	$342,975
The Company did not have any financial assets measured at fair value on a recurring basis as of December 31, 2021.
The fair values of the Company’s Level 2 commercial paper and certificates of deposit are determined using quoted prices in markets that are not active or using model-driven valuations employing significant inputs derived from observable market data. The fair values of the Company’s Level 2 corporate notes and obligations, asset-backed securities, and U.S. agency securities are determined using an evaluated price based on a compilation of reported market information, such as benchmark yield curves, credit spreads and estimated default rates.
The carrying amounts of the Company’s remaining financial instruments not discussed in the above table, including accounts receivable, accounts payable, and accrued expenses, approximate fair value because of their short-term maturities, except for the Company’s senior unsecured notes which are valued based on quoted prices for the Notes in an inactive market. The value of the Notes represents a Level 2 input in the fair value hierarchy. The aggregate fair value of the Notes as of December 31, 2022 was estimated to be approximately $451.0 million.
Certain assets, including operating leases and goodwill, are also subject to measurement at fair value on a non-recurring basis using Level 2 or Level 3 inputs, respectively, but only when they are deemed to be impaired. As of December 31, 2022 and December 31, 2021, no material impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
Equity Securities
The Company’s investments in equity securities consist primarily of money market mutual funds. During the year ended December 31, 2022, the Company recorded no material unrealized gains and losses in connection with its money market mutual funds held as of December 31, 2022. The Company had no investments in money market mutual funds during the years ended December 31, 2021 and 2020.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
Available-for-sale Debt Securities
The following table summarizes the fair value of the Company’s available-for-sale debt securities by contractual maturity as of December 31, 2022 (in thousands):

Due within 1 year	$321,119
Due after 1 year through 5 years	33,350
Total available-for-sale debt securities	$354,469
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months as of December 31, 2022 (in thousands):

	Fair Value	Gross Unrealized Losses
Asset-backed securities	$6,598	$(29)
Corporate notes and obligations	55,136	(202)
U.S. treasury securities	149,128	(180)
U.S. agency securities	7,517	(3)
Total available-for-sale debt securities	$218,379	$(414)
The Company had no available-for-sale debt securities in a continuous unrealized loss position for more than 12 months as of December 31, 2022.
The Company did not recognize any credit losses for its available-for-sale debt securities during the year ended December 31, 2022. The Company held no investments in available-for-sale debt securities during the years ended December 31, 2021 and 2020.
During the year ended December 31, 2022, the Company recorded $0.9 million in proceeds related to sales of its available-for-sale debt securities. The Company recorded no material gross realized gains and gross realized losses in its Consolidated Statement of Operations as a result of those sales.
11.    Leases
The Company has various noncancelable operating leases for its offices. These existing leases have remaining lease terms ranging from 1 to 8 years. Certain lease agreements contain renewal options, termination rights, rent abatement and/or escalation clauses with renewal terms that can extend the lease term from 1 to 10 years.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The components of lease cost related to the Company’s operating leases are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$5,502	$6,816	$7,572
Short-term lease cost	391	7	237
Variable lease cost	1,497	1,203	1,399
Sublease income	(597)	(151)	(1,051)
Net lease cost	$6,793	$7,875	$8,157
The Company made cash payments for amounts included in the measurement of operating lease liabilities of $7.6 million, $4.3 million, and $7.3 million, net of tenant improvement allowances received of $0.1 million, $3.9 million, and $0.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Supplemental information related to the Company’s operating leases is as follows:

	December 31,
	2022	2021	2020
Weighted-average remaining lease term	5.2 years	5.4 years	5.5 years
Weighted-average incremental borrowing rate	5.0%	5.1%	5.2%
Future undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities as of December 31, 2022 are as follows (in thousands):

2023	$6,207
2024	4,988
2025	2,742
2026	1,228
2027	1,260
Thereafter	4,433
Total lease payments	20,858
Less: imputed interest	(2,411)
Present value of operating lease liabilities	$18,447
12.    Common Stock and Redeemable Convertible Preferred Stock
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
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
13.    Share Repurchase Program
In February 2022, the Company’s board of directors authorized the Company to repurchase up to $100.0 million of outstanding shares of its common stock pursuant to a new share repurchase program (the “Program”). Additionally, the Company’s board of directors authorized increases to the Program of $150.0 million and $200.0 million, in June 2022 and November 2022, respectively, which resulted in a total of $450.0 million of outstanding shares of its common stock authorized to be repurchased under the Program.
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
During the year ended December 31, 2022, and prior to entering into a new accelerated share repurchase agreement in December 2022 (the “December ASR”, as discussed below), the Company completed repurchases of 16.0 million shares of its Class A common stock for $289.3 million under the share repurchase program, including 5.1 million shares of its Class A common stock delivered under two accelerated share repurchase agreements which were completed in the year, totaling $100.0 million, 7.9 million shares of its Class A common stock delivered under a Rule 10b5-1 plan totaling $137.7 million, and 3.0 million shares of its Class A common stock totaling $51.6 million through open market purchases.
In December 2022, the Company entered into the December ASR with a major financial institution, to repurchase an aggregate of $50.0 million in shares of the Company’s Class A common stock. The Company made a payment of $50.0 million and received an initial delivery of 2.6 million shares, which represented $42.5 million (or 85%) of the December ASR. The payment of $50.0 million was recognized in additional paid-in capital in the Company’s Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) in December 2022. The final number of shares to be repurchased will be based on the volume-weighted average price of the Company’s Class A common stock during the term of the December ASR, net of fees. The final settlement of the December ASR will occur during the first quarter of 2023.
Approximately $110.7 million remains available for future repurchases of the Company’s common stock under the Company’s share repurchase program as of December 31, 2022.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
14.    Stock-Based Compensation
Total stock-based compensation expense is recorded in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$807	$1,093	$73
Sales and marketing	10,858	17,865	704
Research and development	30,985	34,230	3,050
General and administrative	34,306	54,070	1,925
Total stock-based compensation	$76,956	$107,258	$5,752
2012 and 2014 Equity Incentive Plans
Prior to adoption of the 2021 Equity Incentive Plan (the “2021 Plan”), the Company granted awards under the 2012 Equity Incentive Plan (the “2012 Plan”) or 2014 Equity Incentive Plan (the “2014 Plan”, and together with the “2012 Plan”, the “Prior Plans”). All awards currently are granted from the 2021 Plan. However, the Prior Plans continue to govern the terms and conditions of the outstanding awards previously granted under the 2012 Plan and 2014 Plan.
The Prior Plans permitted the grant of incentive stock options to employees and the grant of non-qualified stock options, restricted stock, restricted stock awards, RSUs, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants at the sole discretion of the board of directors. The Prior Plans also allowed for the administrator of the plan to include terms in an award agreement that the option holder may exercise in whole or part of the option prior to the full vesting of those options.
Under the amended and restated certificate of incorporation, all outstanding options to purchase common stock became options to purchase an equivalent number of shares of Class B common stock and all RSUs became RSUs for an equivalent number of shares of Class B common stock under the Prior Plans.
2021 Equity Incentive Plan
In April 2021, the Company adopted the 2021 Plan, which became effective on May 14, 2021 in connection with the Direct Listing. The 2021 Plan permits the grant of incentive stock options to employees and the grant of non-qualified stock options, restricted stock, restricted stock awards, RSUs, stock appreciation rights, performance units, performance shares and stock bonus awards to the Company’s employees, directors, and consultants. Under the 2021 Plan, 10.7 million shares of Class A common stock were initially reserved for issuance. The number of shares initially reserved for issuance pursuant to awards under the 2021 Plan will be increased by (i) (a) any reserved shares not issued or subject to outstanding awards granted under the Prior Plans that cease to be subject to such awards by forfeiture or otherwise after the effective date, (b) shares issued under the Prior Plans before or after the effective date pursuant to the exercise of stock options that are, after the effective date, forfeited, (c) shares issued under the Prior Plans that are repurchased by the Company at the original purchase price or are otherwise forfeited, and (d) shares that are subject to stock options or other awards under the Prior Plans that are used to pay the exercise price of a stock option or withheld to satisfy the tax withholding obligations related to any award and (ii) an annual increase on January 1st of each year beginning in 2022 through 2031, by the lesser of (a) 5% of the number of shares of all classes of the Company’s common stock issued and outstanding on December 31 immediately prior to the date of increase or (b) such number of shares determined by the board of directors. Under the 2021 Plan, as of December 31, 2022, 18.7 million shares of Class A common stock were authorized, of which 12.1 million shares of Class A common stock were available for future issuance.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
2021 Employee Stock Purchase Plan
In August 2021, the Company launched the ESPP. The ESPP provides for concurrent six-month offering and purchase periods beginning February 15 and August 15 of each year. The Company has initially reserved 1.3 million shares of its Class A common stock for issuance and sale under the ESPP. On January 1 of each of year, 2022 through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of Class A common stock and shares of preferred stock of the Company (on an as converted to common stock basis) on the immediately preceding December 31; provided that the board of directors or compensation committee may in its sole discretion reduce the amount of the increase in any particular year. As of December 31, 2022, 2.2 million shares of Class A common stock were authorized of which 1.8 million shares of Class A common stock were available for future issuance.
The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount through payroll deductions of their eligible compensation, subject to certain plan limitations. On each purchase date, eligible employees can purchase the Company’s Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the offering date or (ii) the purchase date. The purchase date is the last day of any concurrent offering and purchase period. During the year ended December 31, 2022, 0.4 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $8.1 million. During the year ended December 31, 2021, no shares of Class A common stock were purchased under the ESPP.
For the ESPP, the Company recorded stock-based compensation expense of $2.6 million and $1.4 million during the years ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, there was $0.4 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the offering period ending on February 14, 2023. As of December 31, 2022, the Company recorded a liability of $3.7 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses in the accompanying Consolidated Balance Sheet.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
with exercise prices less than the fair market value of the underlying common stock on the date of grant. The Company’s policy is to issue new shares of common stock upon the exercise of stock options.
A summary of the Company’s stock option activity under Plans for the year ended December 31, 2022 is as follows (in thousands, except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	9,841	$2.27	4.9	$223,112
Granted	—	—
Exercised	(2,755)	1.88
Forfeited/Canceled	(340)	4.63
Outstanding at December 31, 2022	6,746	$2.31	4.2	$95,188
Exercisable at December 31, 2022	6,487	$2.30	4.1	$91,602
No stock options were granted by the Company during the year ended December 31, 2022. The weighted-average grant date fair value per share of options granted for the years ended December 31, 2021, and 2020 were $23.34, and $4.05, respectively. The total intrinsic value of options exercised in 2022, 2021, and 2020 were $48.6 million, $182.5 million, and $8.5 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. During the year ended December 31, 2022, the tax benefit realized from stock option exercises was approximately $8.4 million.
The weighted average assumptions that were used to calculate the grant date fair value of the Company’s stock option grants for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Expected dividend yield	—%	—%
Expected stock price volatility	58.0%	59.4%
Risk-free interest rate	1.0%	0.6%
Expected term (in years)	6.2	6.0
Fair value of common stock	$25.10	$5.52
During the years ended December 31, 2022, 2021, and 2020, the Company recorded stock-based compensation expense for stock option awards of $2.8 million, $4.3 million and $5.7 million, respectively, under the Plans. As of December 31, 2022, total remaining stock-based compensation expense for unvested stock options is $2.9 million, which is expected to be recognized over a weighted average period of 1.0 years.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
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
During the year ended December 31, 2022 and December 31, 2021, the Company recorded stock-based compensation expense of $5.9 million and $3.6 million, respectively, related to the CEO Performance Award.
On September 21, 2021, the Company’s former Chief Operating Officer (“COO”) resigned and entered into a transition and separation agreement with the Company, whereby all RSUs awarded to the former COO prior to the resignation will continue to vest for a certain period of time. This agreement resulted in modifications to the RSUs and options on the date of the separation agreement. Approximately $4.2 million of stock-based compensation expense was recognized by the Company

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
during the year ended December 31, 2021 related to the modification of the awards, representing the incremental fair value of the awards on the date of the modification.
For all RSUs, excluding the CEO Performance Award and modification of the COO awards, the Company recorded stock-based compensation expense of $65.6 million and $93.9 million during the years ended December 31, 2022 and December 31, 2021, respectively.
A summary of the Company’s RSU activity for the year ended December 31, 2022 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	7,532	$24.20
Granted	4,337	19.30
Vested	(2,719)	24.65
Forfeited/Canceled	(1,509)	24.53
Unvested at December 31, 2022	7,641	$21.20
The weighted-average grant date fair value per share of RSUs granted for the years ended December 31, 2022, 2021, and 2020 were $19.30, $23.75, and $5.72, respectively. The total fair value of RSUs vested during the years ended December 31, 2022 and 2021 was $48.1 million and $79.8 million, respectively. No RSUs vested during the year ended December 31, 2020, as none of the Company’s outstanding RSUs vested until completion of the Company’s Direct Listing on May 26, 2021.
As of December 31, 2022, total unrecognized stock-based compensation expense for RSUs associated with the CEO Performance Award was $13.4 million, which is expected to be recognized over a weighted average period of 2.5 years. Additionally, as of December 31, 2022, there was $1.0 million of unrecognized stock-based compensation expense related to performance-based RSUs which will be recognized by the second quarter of 2028 if achievement of the performance condition becomes probable. For the remaining RSUs, total unrecognized stock-based compensation expense for unvested RSUs as of December 31, 2022 was $129.7 million, which is expected to be recognized over a weighted average period of 1.5 years.
15.    Income Taxes
The following are domestic and foreign components of the Company’s income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$71,136	$(11,127)	$63,075
Foreign	2,948	1,851	1,262
Income (loss) before income taxes	$74,084	$(9,276)	$64,337

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The components of the Company's income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$6,099	$—	$—
State and local	4,394	438	572
Foreign	2,373	1,632	633
Total current income tax expense	12,866	2,070	1,205
Deferred:
Federal	(5,517)	(10,147)	(14,189)
State and local	5,191	(4,702)	(8,582)
Foreign	50	(97)	(145)
Total deferred income tax benefit	(276)	(14,946)	(22,916)
Total income tax expense (benefit)	$12,590	$(12,876)	$(21,711)
A reconciliation of the income taxes computed at the U.S. federal statutory tax rate of 21% to the income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	$15,559	$(1,948)	$13,511
State and local income taxes, net of federal benefit	3,451	(2,102)	4,699
Foreign rate differential	56	250	(63)
Stock-based compensation expense	(435)	(18,518)	349
Transaction costs	—	4,792	—
Officers compensation limitation	2,146	7,828	—
Non-deductible expenses	315	235	359
Tax credits	(17,598)	(3,112)	(205)
Change in valuation allowance	12,654	—	(40,048)
Return to provision	(3,775)	(389)	(382)
Other	217	88	69
Income tax expense (benefit)	$12,590	$(12,876)	$(21,711)

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The components of deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred income tax assets:
Net operating loss carryforwards	$1,116	$14,655
Stock-based compensation	3,471	3,634
Accrued expenses	7,201	7,712
Tax credit carryforwards	16,792	16,744
Capitalized development	26,578	—
Operating lease liabilities	4,471	6,501
Total deferred tax assets	59,629	49,246
Less valuation allowance	(12,748)	—
Net deferred tax assets	46,881	49,246
Deferred tax liabilities:
Property and equipment	(927)	(971)
Operating lease right-of-use assets	(2,842)	(4,760)
Intangible assets and goodwill	(2,006)	(3,262)
Unremitted earnings of foreign subsidiaries	(348)	—
Deferred commissions	(2,454)	(2,224)
Total deferred tax liabilities	(8,577)	(11,217)
Total net deferred tax assets	$38,304	$38,029
The Company regularly assesses the need for a valuation allowance against its deferred tax assets as prescribed by ASC 740, Income Taxes. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, which includes historical operating performance and the Company’s ability to generate sufficient taxable income in the future, whether it is more likely than not that some or all the deferred tax assets will not be realized. As a result of the Company’s profitability in 2020 and estimates of future taxable income, the Company determined that it was more likely than not the deferred tax assets will be realized, and accordingly, released the valuation allowance of $40.0 million against the deferred tax assets during 2020. Although the Company incurred a current year pretax profit and maintains a recent history of cumulative earnings, during the year ended December 31, 2022, it recorded a valuation allowance of $12.7 million against the deferred tax asset associated with carried forward California Research and Development Credits as the Company believes that it is more likely than not that it will not generate sufficient California sourced taxable income in future years to utilize that deferred tax asset.
The change in the valuation allowance was comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Valuation allowance, at beginning of year	$—	$—	$40,048
Increase in valuation allowance recorded through earnings	12,654	—	—
Release of valuation allowance recorded through earnings	—	—	(40,048)
Increase in valuation allowance recorded through other comprehensive income	94	—	—
Valuation allowance, at end of year	$12,748	$—	$—

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
As of December 31, 2022 the Company had no gross U.S. federal operating loss carryforwards, and $21.2 million of gross state operating loss carryforwards, of which $0.1 million of the state operating loss carryforwards carryforward indefinitely. The remaining gross state operating loss carryforwards as of December 31, 2022 will expire at various dates beginning in the year ending December 31, 2029, if not utilized. As of December 31, 2021, the Company had gross U.S. federal operating loss carryforwards of $54.0 million, and gross state operating loss carryforwards of $58.3 million. Additionally, as of December 31, 2022 and 2021, the Company had U.S. federal credit carryforwards of $13.6 million and $14.7 million, respectively, and state credit carryforwards of $19.6 million and $9.9 million, respectively. These amounts differ from the listing of deferred taxes above due to the federal detriment of state benefits, and unrecognized tax benefits recorded against the deferred tax. The federal credit carryforwards will begin to expire at various dates beginning in 2040 while the majority of gross state credit carryforwards are not subject to expiration.
Utilization of net operating loss and credit carryforwards may be subject to an annual limitation provided for in the Internal Revenue Code and similar state codes. Such annual limitation could result in the expiration of net operating loss and credit carryforwards before utilization. The Company does not believe that such limitation rules will have a material impact on the consolidated financial statements.
The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefit, beginning of year:	$6,337	$5,121	$4,728
Gross increases - tax positions in prior year	7,720	281	—
Gross increases - tax positions in current year	3,020	935	752
Gross decreases - tax positions in prior year	—	—	(359)
Gross decreases - tax positions in current year	—	—	—
Unrecognized tax benefit, end of year	$17,077	$6,337	$5,121
For the years ended December 31, 2022 and 2021, the Company had gross unrecognized tax benefits of $17.1 million and $6.3 million, respectively. If recognized, $10.7 million of unrecognized tax benefits would impact the Company’s effective tax rate. The Company has not accrued interest or penalties related to unrecognized tax benefits reflected in the consolidated financial statements during the years ended December 31, 2022, 2021, and 2020. The Company believes that any change to the unrecognized tax benefits in the next 12 months will not be material to the consolidated financial statements.
In the normal course of business, the Company is subject to taxation in and is regularly audited by federal, state, and foreign tax authorities. As of December 31, 2022, the Company is not under audit by the Internal Revenue Service, any state authority, or any material foreign jurisdiction for income taxes for any open years. Due to the Company’s net operating loss carryforwards, the Company’s domestic income tax returns are open to examination by the Internal Revenue Service beginning with tax year 2012 and by state taxing authorities beginning with tax year 2011.
As of December 31, 2022, the Company no longer considers the available cash balances related to undistributed earnings of its foreign subsidiaries to be indefinitely reinvested.
16.    Subsequent Events
In February 2023, subsequent to year end, the purchase period for the December ASR ended and an additional 0.1 million shares were delivered to the Company. In total, 2.7 million shares were purchased by the Company under the ASR at a volume-weighted average price of $18.74 per share, net of fees.

ZipRecruiter, Inc.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).
Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework). Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in

ZipRecruiter, Inc.
their report which appears in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of calendar year 2022 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 11. Executive Compensation
The information required by Item 11 will be included in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of calendar year 2022 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of calendar year 2022 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of calendar year 2022 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of calendar year 2022 pursuant to Regulation 14A, which information is incorporated herein by this reference.

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
(3) Exhibits:

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation.	8-K	001-40406	3.1	5/17/2021
3.2	Restated Bylaws.	8-K	001-40406	3.2	5/17/2021
4.1	Form of Class A common stock certificate.	S-1	333-255488	4.1	4/23/2021
4.2	Form of Class B common stock certificate.	S-8	333-256155	4.6	5/14/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated April 22, 2021, by and between ZipRecruiter, Inc. and certain security holders.	S-1	333-255488	4.2	4/23/2021
4.4	Indenture, dated as of January 12, 2022, among ZipRecruiter, Inc. and Computershare Trust Company, N.A., as trustee.	8-K	001-40406	4.1	1/12/2022
4.5	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.4).	8-K	001-40406	4.2	1/12/2022
4.6	Description of Registered Securities.	10-K	001-40406	4.6	3/03/2022
10.1*	Form of Indemnification Agreement by and between ZipRecruiter, Inc. and each of its directors and executive officers.	S-1	333-255488	10.1	4/23/2021
10.2*	2012 Stock Plan and forms of award agreements thereunder.	S-1	333-255488	10.2	4/23/2021
10.3*	2014 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-255488	10.3	4/23/2021
10.4*	2021 Equity Incentive Plan and the forms of award agreements thereunder.	S-8	333-256155	4.9	5/14/2021
10.5*	2021 Employee Stock Purchase Plan.	S-1	333-255488	10.5	4/23/2021
10.6*	Offer Letter by and between ZipRecruiter, Inc. and Ian Siegel, dated April 22, 2021.	S-1	333-255488	10.6	4/23/2021

ZipRecruiter, Inc.

10.7*	Letter Agreement, effective as of December 15, 2021, by and between ZipRecruiter, Inc. and Tim Yarbrough.					X
10.8*	Letter Agreement, effective as of December 15, 2021, by and between ZipRecruiter, Inc. and Amy Garefis.					X
10.9*	Form of Change in Control and Severance Agreement.	S-1	333-255488	10.9	4/23/2021
10.10†	Office Lease, dated May 16, 2014, by and between Douglas Emmett 1995, LLC and ZipRecruiter, Inc.	S-1	333-255488	10.10	4/23/2021
10.11	Consent to Sublease Agreement, dated November 14, 2014, by and among Douglas Emmett 1995, LLC, IBISWORLD, and ZipRecruiter, Inc.	S-1	333-255488	10.11	4/23/2021
10.12	Commercial Lease, dated November 8, 2016, by and between Cousins Fund II Phoenix III, LLC and ZipRecruiter, Inc.	S-1	333-255488	10.12	4/23/2021
10.13†	First Amendment to Office Lease, dated May 23, 2017, by and between Douglas Emmett 1995, LLC and ZipRecruiter, Inc.	S-1	333-255488	10.13	4/23/2021
10.14	First Amendment to Commercial Lease, dated August 31, 2017, by and between Cousins Fund II Phoenix III, LLC and ZipRecruiter, Inc.	S-1	333-255488	10.14	4/23/2021
10.15	Lease Agreement, dated September 30, 2017, between Hudson 604 Arizona, LLC and ZipRecruiter, Inc.	S-1	333-255488	10.15	4/23/2021
10.16	First Amendment to Lease Agreement, dated December 15, 2017, by and between Hudson 604 Arizona, LLC and ZipRecruiter, Inc.	S-1	333-255488	10.16	4/23/2021
10.17	Sublease Agreement, dated January 31, 2018, between SwitchUp Ltd. and ZipRecruiter Israel Ltd.	S-1	333-255488	10.17	4/23/2021
10.18†	Second Amendment to Office Lease, dated May 3, 2018, by and between Douglas Emmett 1995, LLC, and ZipRecruiter, Inc.	S-1	333-255488	10.18	4/23/2021
10.19	Office Lease, dated March 2, 2020, by and between DARED 89 LLC and ZipRecruiter, Inc.	S-1	333-255488	10.19	4/23/2021
10.20	Second Amended and Restated Loan and Security Agreement, dated September 20, 2020, between the Company and Silicon Valley Bank.	S-1	333-255488	10.20	4/23/2021
10.21*	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement, granted April 19, 2021, by and between ZipRecruiter, Inc. and Ian Siegel.	S-1	333-255488	10.21	4/23/2021
10.22*	Letter Agreement, dated April 22, 2021, by and between ZipRecruiter, Inc. and Ian Siegel.	S-1	333-255488	10.22	4/23/2021

ZipRecruiter, Inc.

10.23	Credit Agreement, dated April 30, 2021, by and among ZipRecruiter, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	S-1	333-255488	10.23	4/23/2021
10.24†	Third Amendment to Office Lease, dated January 7, 2019, by and between Douglas Emmett 1995, LLC and ZipRecruiter, Inc.	S-1	333-255488	10.24	4/23/2021
10.25	Amendment No. 1 to Credit Agreement, dated November 19, 2021, by and among ZipRecruiter, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	001-40406	10.25	3/03/2022
10.26	Amendment No. 2 to Credit Agreement, dated January 10, 2022, by and among ZipRecruiter, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-40406	10.1	1/12/2022
10.27*	2021 Employee Stock Purchase Plan Sub-Plan for Israeli Participants.	8-K	001-40406	99.1	9/22/2021
10.28*	Letter Agreement, dated September 28, 2021, by and between ZipRecruiter, Inc. and Qasim Saifee.	10-K	001-40406	10.28	3/03/2022
10.29*	Letter Agreement, dated December 15, 2021, by and between ZipRecruiter, Inc. and David Travers.	10-K	001-40406	10.29	3/03/2022
10.30*	Annual Executive Incentive Plan.	10-K	001-40406	10.30	3/03/2022
10.31	Sublease Agreement, dated March 2, 2022, between ZipRecruiter, Inc. and Lincoln Avenue Capital Management, LLC.	10-Q	001-40406	10.2	5/13/2022
10.32	Amendment No. 3 to Credit Agreement, dated April 26, 2022, by and among ZipRecruiter, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-40406	10.1	8/15/2022
10.33	License Agreement, dated May 17, 2022, between ZipRecruiter, Inc. and Moov Technologies Inc.	10-Q	001-40406	10.2	8/15/2022
10.34	Termination of Lease Agreement, dated September 7, 2022, between ZipRecruiter, Inc. and Cousins Fund II Phoenix III, LLC.	10-Q	001-40406	10.1	11/09/2022
21.1	Subsidiaries.	10-K	001-40406	21.1	3/03/2022
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

ZipRecruiter, Inc.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.	X
* Management contract or compensatory plan or arrangement.
† Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

ZipRecruiter, Inc.
Item 16. Form 10-K Summary
None.

ZipRecruiter, Inc.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on February 27, 2023.

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

Signature	Title	Date

/s/ Ian Siegel	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2023
Ian Siegel

/s/ Timothy Yarbrough	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2023
Timothy Yarbrough

/s/ Amy Garefis	Executive Vice President, Chief Accounting Officer and Chief People Officer (Principal Accounting Officer)	February 27, 2023
Amy Garefis

/s/ Brie Carere	Director	February 27, 2023
Brie Carere

/s/ Yvonne Hao	Director	February 27, 2023
Yvonne Hao

/s/ Cipora Herman	Director	February 27, 2023
Cipora Herman

/s/ Blake Irving	Director	February 27, 2023
Blake Irving

/s/ Eric Liaw	Director	February 27, 2023
Eric Liaw

/s/ Emily McEvilly	Director	February 27, 2023
Emily McEvilly