Form 10-Q
period 2023-03-31
ZIPRECRUITER, INC.
filed 2023-05-09
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 74,470,311 shares of Class A common stock outstanding and 26,433,316 shares of Class B common stock outstanding as of May 2, 2023.

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZipRecruiter, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$214,526	$227,380
Marketable securities	304,561	342,975
Accounts receivable, net of allowances of $4,619 and $3,693 at March 31, 2023 and December 31, 2022, respectively	36,262	44,421
Prepaid expenses and other assets	9,697	12,648
Deferred commissions, current portion	4,910	4,870
Total current assets	569,956	632,294
Property and equipment, net	7,828	8,103
Operating lease right-of-use assets	11,925	12,179
Internal-use software, net	16,737	15,758
Deferred commissions, net of current portion	4,704	4,813
Goodwill	1,724	1,724
Deferred tax assets, net	43,260	38,653
Other assets	973	1,039
Total assets	$657,107	$714,563

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$16,145	$21,175
Accrued expenses	51,834	69,115
Accrued interest	5,935	12,837
Deferred revenue	19,486	19,580
Operating lease liabilities, current portion	5,392	5,429
Other current liabilities	4,362	1,527
Total current liabilities	103,154	129,663
Operating lease liabilities, net of current portion	12,291	13,018
Long-term borrowings	541,808	541,559
Other long-term liabilities	3,717	1,703
Total liabilities	660,970	685,943
Commitments and contingencies (Note 7)

Stockholders' equity (deficit)
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of March 31, 2023 and December 31, 2022; 75,659 and 74,320 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.00001 par value; 700,000 shares authorized as of March 31, 2023 and December 31, 2022; 26,629 and 30,379 shares issued and 26,434 and 30,184 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class B treasury stock, 195 shares outstanding as of March 31, 2023 and December 31, 2022	(644)	(644)
Additional paid-in capital	—	35,926
Accumulated deficit	(3,008)	(6,290)
Accumulated other comprehensive loss	(212)	(373)
Total stockholders' equity (deficit)	(3,863)	28,620
Total liabilities and stockholders' equity (deficit)	$657,107	$714,563
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$183,749	$227,260
Cost of revenue	20,622	21,606
Gross profit	163,127	205,654
Operating expenses
Sales and marketing	88,352	137,590
Research and development	38,294	29,644
General and administrative	25,521	24,196
Total operating expenses	152,167	191,430
Income from operations	10,960	14,224
Other income (expense)
Interest expense	(7,341)	(6,285)
Other income (expense), net	5,022	(25)
Total other expense, net	(2,319)	(6,310)
Income before income taxes	8,641	7,914
Income tax expense (benefit)	3,630	(503)
Net income	5,011	8,417
Net income per share:
Basic	$0.05	$0.07
Diluted	$0.05	$0.07
Weighted average shares used in computing net income per share:
Basic	104,261	118,806
Diluted	109,984	127,050
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$5,011	$8,417
Other comprehensive income, net of tax
Unrealized gains on available-for-sale debt securities	161	—
Total other comprehensive income	161	—
Total comprehensive income	$5,172	$8,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three Months Ended March 31, 2023
	Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	74,320	$1	30,379	$—	(195)	$(644)	$35,926	$(6,290)	$(373)	$28,620
Conversion of Class B stock to Class A stock	4,568	—	(4,568)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	6	—	658	—	—	—	1,298	—	—	1,298
Issuance of common stock upon the vesting and settlement of RSUs	525	—	269	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	22,088	—	—	22,088
Shares withheld related to net share settlement	(191)	—	(109)	—	—	—	(4,511)	—	—	(4,511)
Shares issued under employee stock purchase plan	237	—	—	—	—	—	4,221	—	—	4,221
Repurchase and retirement of common stock	(3,806)	—	—	—	—	—	(59,022)	(1,270)	—	(60,292)
Share repurchase excise tax	—	—	—	—	—	—	—	(459)	—	(459)
Net income	—	—	—	—	—	—	—	5,011	—	5,011
Other comprehensive income	—	—	—	—	—	—	—	—	161	161
Balance as of March 31, 2023	75,659	$1	26,629	$—	(195)	$(644)	$—	$(3,008)	$(212)	$(3,863)

	Three Months Ended March 31, 2022
	Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	87,843	$1	30,571	$—	(195)	$(644)	$303,395	$(67,784)	$—	$234,968
Conversion of Class B stock to Class A stock	1,446	—	(1,446)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	1,180	—	—	—	2,078	—	—	2,078
Issuance of common stock upon the vesting and settlement of RSUs	354	—	433	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	21,112	—	—	21,112
Shares withheld related to net share settlement	(133)	—	(181)	—	—	—	(5,902)	—	—	(5,902)
Shares issued under employee stock purchase plan	290	—	—	—	—	—	5,293	—	—	5,293
Repurchase and retirement of common stock	(2,420)	—	—	—	—	—	(62,349)	—	—	(62,349)
Net income	—	—	—	—	—	—	—	8,417	—	8,417
Balance as of March 31, 2022	87,380	$1	30,557	$—	(195)	$(644)	$263,627	$(59,367)	$—	$203,617
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$5,011	$8,417
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	21,571	20,494
Depreciation and amortization	2,731	2,485
Provision for bad debts	912	758
Deferred income taxes	(4,607)	(5,359)
Non-cash lease expense	1,031	1,304
Amortization and accretion of marketable securities	(3,020)	—
Other	313	1,619
Change in operating assets and liabilities:
Accounts receivable	7,247	(10,781)
Prepaid expenses and other current assets	2,429	(991)
Deferred commissions, net	70	81
Other assets	106	2,129
Accounts payable	(5,019)	(2,882)
Accrued expenses and other liabilities	(13,899)	(9,306)
Accrued interest	(6,902)	5,957
Deferred revenue	(95)	2,234
Operating lease liabilities	(1,509)	(1,726)
Net cash provided by operating activities	6,370	14,433
Cash flows from investing activities
Purchases of property and equipment	(414)	(986)
Capitalized internal-use software costs	(3,068)	(2,530)
Purchases of marketable securities	(117,122)	—
Paydowns, maturities, and redemptions of marketable securities	158,623	—
Net cash provided by (used in) investing activities	38,019	(3,516)
Cash flows from financing activities
Proceeds from issuance of senior unsecured notes	—	550,000
Payment of senior unsecured notes’ issuance fees	—	(9,378)
Payments of tax withholdings on net settlement of equity awards	(4,511)	(5,902)
Repurchase of common stock	(58,740)	(62,349)
Proceeds from exercise of stock options	1,787	2,191
Proceeds from issuance of stock under employee stock purchase plan	4,221	5,293
Net cash provided by (used in) financing activities	(57,243)	479,855
Net increase (decrease) in cash and cash equivalents	(12,854)	490,772
Cash and cash equivalents
Beginning of period	227,380	254,621
End of period	$214,526	$745,393
Supplemental disclosure of non-cash activities
Repurchase of common stock accrued but not yet settled	1,548	—

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
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements.
In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the condensed consolidated financial statements.
There have been no changes in the Company’s accounting policies from those disclosed in the Company’s audited consolidated financial statements and the related notes included in the 2022 Form 10-K.
The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023 or any future period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.
Investments
The Company classifies and accounts for its money market mutual funds which have readily determinable fair values as equity securities, and it carries such securities at fair value with unrealized gains and losses reported in other income (expense), net in its condensed consolidated statements of operations.
The Company classifies and accounts for its debt securities as available-for-sale, and it carries such securities at fair value with unrealized gains and losses reported net of tax as a separate component of stockholders’ equity in accumulated other comprehensive loss. During the three months ended March 31, 2023, in connection with its available-for-sale debt securities, the Company recorded pre-tax unrealized

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
gains in other comprehensive loss of $0.2 million with no associated tax benefit. The Company held no investments in available-for-sale debt securities during the three months ended March 31, 2022.
The Company determines any realized gains and losses on the sale of its available-for-sale debt securities using a specific identification method, and it records such gains and losses through other income (expense), net in its condensed consolidated statements of operations. During the three months ended March 31, 2023, the Company did not have any sales of its available-for-sale debt securities and therefore reclassified no amounts out of accumulated other comprehensive income into other income (expense), net in the condensed consolidated statements of operations.
Segments and Geographic Information
The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker, the CEO, regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources. Revenue is attributed to geographic regions based on locations where services are provided to the Company’s customers. Foreign countries outside of the United States, in aggregate, accounted for less than 2% of the Company’s revenue for the three months ended March 31, 2023 and 2022. In addition, property and equipment and operating lease right-of-use (“ROU”) assets outside of the United States were not material as of March 31, 2023 and December 31, 2022.
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
As of March 31, 2023, the Company maintains its cash accounts with several large financial institutions which the Company believes are financially sound. Accordingly, the Company believes minimal credit risk exists with respect to these cash balances.
The Company invests only in highly rated debt and equity securities. The Company believes the financial institutions that hold its investments are financially sound, and accordingly, are subject to minimal credit risk.
For the three months ended March 31, 2023, there were no customers that individually represented 10% or more of the Company’s outstanding accounts receivable. One customer accounted for 12% of the Company's outstanding accounts receivable as of December 31, 2022. The Company closely monitors the financial condition of the foregoing customer, which has been in good credit standing. As such, the Company does not consider the concentration of its accounts receivable to be a material risk. For the three months ended March 31, 2023 and 2022, there were no customers that individually represented 10% or more of revenue.
The Company uses third parties to collect its credit card receivables and believes risk related to its credit card processors is minimal.
Excise Tax Imposed by Inflation Reduction Act
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year, including stock issued to employees. As of March 31, 2023, the Company reflected $0.5 million of excise tax as part of the cost basis of the stock repurchased during the three months ended March 31, 2023, and recorded a corresponding liability for the excise taxes payable in other long-term liabilities on its condensed consolidated balance sheet.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
The Company reviewed all recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3.    Net Income Per Share
The following table presents the Company’s basic net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income per share, basic:
Net income	$5,011	$8,417
Weighted average shares of Class A and Class B common stock outstanding	104,261	118,806
Net income per share, basic	$0.05	$0.07
The following table presents the Company’s diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income per share, diluted:
Numerator:
Net income	$5,011	$8,417

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	104,261	118,806
Effect of dilutive securities:
Options to purchase common stock	5,345	7,960
Unvested restricted stock units	372	284
Employee stock purchase plan	6	—
Weighted average shares of Class A and Class B common stock outstanding, diluted	109,984	127,050
Net income per share, diluted	$0.05	$0.07
The following table presents the weighted average number of potentially dilutive common stock equivalents excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	—	62
Unvested restricted stock units	5,790	4,859
Employee stock purchase plan	97	224
Total shares excluded from diluted net income per share	5,887	5,145
In April 2021, the Company granted a restricted stock unit (“RSU”) award (the “CEO Performance Award”), which included service, market, and performance based vesting conditions. The CEO Performance Award is excluded from the above table because none of the market conditions have been met as of March 31, 2023.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.    Revenue Information
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Three Months Ended March 31,
	2023	2022
Subscription	$143,101	$174,823
Performance-based	40,648	52,437
Total revenue	$183,749	$227,260
The Company recognized $18.6 million and $21.9 million of revenue during the three months ended March 31, 2023 and 2022, respectively, that was included in the deferred revenue balances as of December 31, 2022 and 2021, respectively.
As of March 31, 2023 and December 31, 2022, the Company had no contract assets.
Performance Obligations
No revenue was recognized during the three months ended March 31, 2023 and 2022 from performance obligations satisfied in previous periods.
As of March 31, 2023, the Company did not have any material remaining performance obligations expected to be recognized in the future. Generally, any remaining performance obligations relate primarily to subscription services such as time-based job posting plans, upsell services, and resume database plans that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.
5.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued marketing	$15,104	$10,937
Accrued compensation and benefits	13,376	31,791
Accrued commissions	5,923	5,716
Accrued non-income taxes	3,597	3,605
Accrued partner expenses	3,344	7,465
Accrued refunds and customer liabilities	2,974	2,863
Other accrued expenses	7,516	6,738
Total accrued expenses	$51,834	$69,115
6.    Debt
Credit Facility
The Company has a $250.0 million credit facility which matures in April 2026. On March 28, 2023, the Company entered into a Fourth Amendment to the Credit Agreement with the administrative agent to replace the London Interbank Offered Rate (“LIBOR”) reference rate with the Secured Overnight

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Financing Rate (“SOFR”) reference rate (as defined therein). No other terms or conditions of the Credit Agreement were changed as a result of this amendment.
The Company had no amounts outstanding under its credit facility and was in compliance with the financial covenants as of March 31, 2023. The amount available under the credit facility as of March 31, 2023 was $244.9 million, which is the credit limit less letters of credit outstanding of $5.1 million.
Senior Unsecured Notes
On January 12, 2022, the Company issued an aggregate principal amount of $550.0 million senior unsecured notes (the “Notes”) in a private placement. The Notes will mature on January 15, 2030 and bear interest at a rate of 5% per year. Interest on the Notes is payable semi-annually in arrears on January 15 and July 15 of each year. Unpaid interest amounts are included within accrued interest in the Company’s condensed consolidated balance sheets. At its sole discretion, the Company has the option to redeem the Notes at any time in whole or in part at specified redemption prices.
The Company includes its Notes, net of debt issuance costs, within long-term borrowings in its condensed consolidated balance sheets. As of March 31, 2023, the Company had a carrying amount of approximately $8.2 million of debt issuance costs related to the Notes.
For the three months ended March 31, 2023 and 2022, the Company recognized $7.1 million and $6.1 million, respectively, in interest expense related to the Notes with an effective interest rate of 5.4%. Such interest expense includes $0.2 million related to the amortization of debt issuance costs for both the three months ended March 31, 2023 and 2022.

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
In April 2019, the Company was named as a defendant in a putative class action lawsuit filed by a former employee in the Los Angeles Superior Court alleging that the Company violated the Fair Credit Reporting Act as well as owed certain compensation to employees. In January 2020, the former employee filed a related representative action in the Los Angeles Superior Court under the Private Attorney General Act alleging similar claims regarding compensation owed to employees. In January 2021, the Company filed a motion for summary judgment or, in the alternative, summary adjudication, which was granted in part and denied in part. As of September 30, 2021, the parties agreed to settle the lawsuit for an immaterial amount and accordingly, the Company recorded a liability within accrued expenses. The settlement must be approved by the Court before it can be finalized. As of March 31, 2023, the Company anticipates that the settlement agreement will be approved in 2023.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of March 31, 2023, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.
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

8.    Financial Instruments
Fair Value Measurements
The following table presents the Company’s financial assets measured at fair value on a recurring basis, as well as the amortized cost basis and gross unrealized gains and losses of those assets as of March 31, 2023 (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$188,349	$—	$—	$188,349	$188,349	$—
Money market mutual funds	3,823	—	—	3,823	3,823	—
U.S. treasury securities	188,890	47	(87)	188,850	21,134	167,716
Subtotal	381,062	47	(87)	381,022	213,306	167,716
Level 2:
Commercial paper	40,454	—	—	40,454	—	40,454
Certificates of deposit	9,805	—	—	9,805	—	9,805
Corporate notes and obligations	42,405	17	(171)	42,251	437	41,814
Asset-backed securities	15,876	9	(33)	15,852	—	15,852
U.S. agency securities	29,697	9	(3)	29,703	783	28,920
Subtotal	138,237	35	(207)	138,065	1,220	136,845
Total cash, cash equivalents, and marketable securities	$519,299	$82	$(294)	$519,087	$214,526	$304,561

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of December 31, 2022, the Company’s financial assets consisted of the following (in thousands):

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
The Company’s money market mutual funds and treasury securities are measured at fair value using quoted prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of the Company’s Level 2 commercial paper and certificates of deposit are determined using quoted prices in markets that are not active or using model-driven valuations employing significant inputs derived from observable market data. The fair values of the Company’s Level 2 corporate notes and obligations, asset-backed securities, and U.S. agency securities are determined using an evaluated price based on a compilation of reported market information, such as benchmark yield curves, credit spreads and estimated default rates.
The carrying amounts of the Company’s remaining financial instruments not discussed in the above table, including accounts receivable, accounts payable, and accrued expenses, approximate fair value because of their short-term maturities, except for the Company’s senior unsecured notes which are valued on a quarterly basis for disclosure purposes only based on quoted prices for the notes in less active markets and categorized accordingly as Level 2 in the fair value hierarchy. The aggregate fair value of the Notes as of March 31, 2023 was estimated to be approximately $468.2 million.
Equity Securities
The Company’s investments in equity securities consist primarily of money market mutual funds. During the three months ended March 31, 2023, the Company recorded no material unrealized gains or losses in connection with its money market mutual funds held as of March 31, 2023. The Company had no investments in money market mutual funds during the three months ended March 31, 2022.
Available-for-sale Debt Securities
The following table summarizes the fair value of the Company’s available-for-sale debt securities by contractual maturity as of March 31, 2023 (in thousands):

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Due within 1 year	$303,101
Due after 1 year through 5 years	23,815
Total available-for-sale debt securities	$326,916
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months as of March 31, 2023 (in thousands):

	Fair Value	Gross Unrealized Losses
Asset-backed securities	$10,790	$(33)
Corporate notes and obligations	38,204	(171)
U.S. treasury securities	53,570	(87)
U.S. agency securities	11,969	(3)
Total available-for-sale debt securities	$114,533	$(294)
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
The Company had no available-for-sale debt securities in a continuous unrealized loss position for more than 12 months as of March 31, 2023 or December 31, 2022.
The Company did not recognize any credit losses for its available-for-sale debt securities during the three months ended March 31, 2023. The Company held no investments in available-for-sale debt securities during the three months ended March 31, 2022. The Company had no ending allowance balances for credit losses as of March 31, 2023 or December 31, 2022.
During the three months ended March 31, 2023, the Company did not have any sales of its available-for-sale debt securities.

9.    Share Repurchase Program
In 2022, the Company’s board of directors authorized the Company to repurchase up to $450.0 million of outstanding shares of its common stock pursuant to a share repurchase program (the “Program”). Under the Program, the Company may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
plans. The Program does not obligate the Company to repurchase shares of common stock. There is no minimum or maximum number of shares to be repurchased under the Program.
During the three months ended March 31, 2023, the Company repurchased 3.9 million shares of its Class A common stock for $60.2 million under the Program, including 3.8 million shares of its Class A common stock delivered under a Rule 10b5-1 plan totaling $60.2 million, and 0.1 million shares of its Class A common stock delivered upon the final settlement of an accelerated share repurchase agreement that the Company entered into in December 2022 with a major financial institution for which the payment was made in December 2022. The number of shares delivered under a Rule 10b5-1 plan includes 0.1 million shares of Class A common stock repurchased and accrued, but not yet settled as of March 31, 2023, totaling $1.5 million.
Approximately $50.5 million remains available for future repurchases of Class A common stock under the Program as of March 31, 2023.
All shares repurchased under the Program were immediately retired. Repurchased shares reduced the Company’s outstanding shares and its weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share.
10.    Stock-Based Compensation
Total stock-based compensation expense is recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$227	$216
Sales and marketing	3,618	2,628
Research and development	9,787	8,670
General and administrative	7,939	8,980
Total stock-based compensation	$21,571	$20,494
Equity Incentive Plan and Employee Stock Purchase Plan
Under the Company’s 2021 Equity Incentive Plan, as of March 31, 2023, 24.1 million shares of Class A common stock were authorized, of which 14.2 million shares of Class A common stock were available for future issuance. The number of shares reserved for issuance was increased in January 2023 pursuant to the evergreen provisions set forth in the 2021 Equity Incentive Plan.
Under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), as of March 31, 2023, 3.0 million shares of Class A common stock were authorized. The number of shares reserved for issuance was increased in January 2023 pursuant to the evergreen provisions set forth in the ESPP.
During the three months ended March 31, 2023, 0.2 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $4.2 million.
For the ESPP, the Company recorded stock-based compensation expense of $0.6 million and $0.8 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $0.8 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the offering period ending August 14, 2023. As of March 31, 2023, the Company recorded a liability of $1.7 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses in the accompanying condensed consolidated balance sheets.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock Options
A summary of the Company’s stock option activity for the three months ended March 31, 2023 is as follows (in thousands, except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2022	6,746	$2.31
Granted	—	—
Exercised	(665)	1.95
Forfeited/Canceled	(1)	2.00
Outstanding at March 31, 2023	6,080	$2.35
Exercisable at March 31, 2023	5,872	$2.35
As of March 31, 2023, total remaining stock-based compensation expense for unvested stock options is $2.5 million, which is expected to be recognized over a weighted average period of 0.9 years.
Restricted Stock Units
The Company’s CEO Performance Award provides for a grant of 1.4 million RSUs consisting of five vesting tranches with a vesting schedule based upon achieving stock price targets as well as satisfying certain minimum service requirements. During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense of $1.5 million and $1.5 million, respectively, related to the CEO Performance Award.
For all RSUs, excluding the CEO Performance Award, the Company recorded stock-based compensation expense of $19.2 million and $17.7 million during the three months ended March 31, 2023 and 2022, respectively.
A summary of the Company’s RSU activity for the three months ended March 31, 2023 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	7,641	$21.20
Granted	3,364	22.50
Vested	(794)	23.68
Forfeited/Canceled	(153)	21.79
Unvested at March 31, 2023	10,058	$21.42
As of March 31, 2023, total unrecognized stock-based compensation expense for RSUs associated with the CEO Performance Award was $11.9 million, which is expected to be recognized over a weighted average period of 2.2 years. Additionally, as of March 31, 2023, there was $1.0 million of unrecognized stock-based compensation expense related to performance-based RSUs which will be recognized by the second quarter of 2028 if achievement of the performance condition becomes probable. For the remaining RSUs, including performance-based RSUs that are probable of vesting, total unrecognized stock-based compensation expense for unvested RSUs as of March 31, 2023 was $182.4 million, which is expected to be recognized over a weighted average period of 1.6 years.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.    Income Taxes
The Company computes its provision (benefit) for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The income tax benefits, effective tax rates, and statutory federal income tax rates for the three months ended March 31, 2023 and March 31, 2022 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022
Income tax expense (benefit)	$3,630	$(503)
Effective tax rate	42.0%	(6.4)%
Statutory federal income tax rate	21%	21%
The effective tax rate for the three months ended March 31, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to book and tax differences relating to the settlement of RSUs, certain non-deductible expenses, and limitations on the amount of deductible officer compensation, partially offset by the net tax benefits from research and development tax credits. The effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits relating to the exercise of non-qualified stock options and settlement of RSUs and from the tax benefits from research and development tax credits, partially offset by non-deductible expenses including certain stock-based compensation expenses and limitations on the amount of deductible officer compensation.
During the three months ended March 31, 2023, the Company continued to record reserves for the current year uncertain tax positions recognized within the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
12.    Subsequent Events
In May 2023, the Company’s board of directors authorized an increase to the Program of $100.0 million. Such amount is in addition to the Company’s previous aggregate authorization of $450.0 million.

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
For the three months ended March 31, 2023, our revenue was $183.7 million and we generated net income of $5.0 million and Adjusted EBITDA of $35.3 million. For the three months ended March 31, 2022, our revenue was $227.3 million, and we generated net income of $8.4 million and Adjusted EBITDA of $37.2 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”
KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
Quarterly Paid Employers	150,233	156,537	135,703	108,296	105,948
Revenue per Paid Employer	$1,513	$1,533	$1,673	$1,944	$1,734

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Adjusted EBITDA	$35,262	$37,203
Adjusted EBITDA margin	19%	16%
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
In the quarter ended March 31, 2023, Quarterly Paid Employers decreased when compared to the quarter ended December 31, 2022. The U.S. labor market continued to be impacted by high inflation and high interest rates which posed challenges for many businesses.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the quarter ended March 31, 2023, Revenue per Paid Employer decreased when compared to the quarter ended December 31, 2022. While we believe our products and services continued to improve and offered more value for employers of all sizes including offering solutions with the best matching technology to help employers identify and recruit standout candidates, we saw employers pull back on spend on products and services in our marketplace amidst the challenging economic climate during the quarter ended March 31, 2023.
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
The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income	$5,011	$8,417
Stock-based compensation	21,571	20,494
Depreciation and amortization	2,731	2,485
Interest expense	7,341	6,285
Other (income) expense, net	(5,022)	25
Income tax expense (benefit)	3,630	(503)
Adjusted EBITDA	$35,262	$37,203
The following tables present net income margin and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Revenue	$183,749	$227,260
Net income	5,011	8,417
Net income margin	3%	4%

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Revenue	$183,749	$227,260
Adjusted EBITDA	35,262	37,203
Adjusted EBITDA margin	19%	16%
Impact of Macroeconomic Conditions
We had a lower number of Quarterly Paid Employers in our marketplace in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022, primarily due to the labor market continuing to be impacted by high inflation and high interest rates which posed challenges to many businesses. In the quarter ended March 31, 2023, we delivered $183.7 million in revenue, a 19% decrease compared to the quarter ended March 31, 2022. Despite Revenue per Paid Employer being higher in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 as our products and services continued to improve and offered more value for employers, we saw employers significantly pull back on spend on products and services in our marketplace amidst the challenging macroeconomic conditions during the quarter ended March 31, 2023.

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
We expect to continue to invest in corporate infrastructure and incur additional expenses associated with operating as a public company, including expenses related to compliance and reporting obligations pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and higher expenses for investor relations costs, professional services, and director and officer insurance.
Interest Expense
Interest expense consists of interest costs associated with our outstanding borrowings, undrawn fees associated with our credit facility, and amortization of issuance costs for our credit facility and senior unsecured notes.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income recognized on cash, cash equivalents and marketable securities, gains and losses from foreign currency exchange transactions, and realized gains and losses recognized on sales of available-for-sale debt securities. We have foreign currency exposure primarily related to personnel-related expenses that are denominated in currencies other than the U.S. Dollar, principally the Canadian Dollar, British Pound and the Israeli New Shekel. Other income (expense), net also includes sublease income which consists of income earned from noncancellable sublease agreements related to two of our office facilities.
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rate for the three months ended March 31, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to book and tax differences relating to the settlement of RSUs, certain non-deductible expenses, and limitations on the amount of deductible officer compensation, offset by the net tax benefits from research and development tax credits. The effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits relating to the exercise of non-qualified stock options and settlement of RSUs and from the net tax benefits from research and development tax credits, partially offset by non-deductible expenses including certain stock-based compensation expenses and limitations on the amount of deductible officer compensation.

Results of Operations
The following table sets forth our consolidated results of operations for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue(1)	$183,749	$227,260
Cost of revenue(2)	20,622	21,606
Gross profit	163,127	205,654
Operating expenses
Sales and marketing(2)	88,352	137,590
Research and development(2)	38,294	29,644
General and administrative(2)	25,521	24,196
Total operating expenses	152,167	191,430
Income from operations	10,960	14,224
Other income (expense)
Interest expense	(7,341)	(6,285)
Other income (expense), net	5,022	(25)
Total other expense, net	(2,319)	(6,310)
Income before income taxes	8,641	7,914
Income tax expense (benefit)	3,630	(503)
Net income	$5,011	$8,417
____________
(1)Revenue was comprised as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Subscription revenue	$143,101	$174,823
Performance-based revenue	40,648	52,437
Total revenue	$183,749	$227,260
(2)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$227	$216
Sales and marketing	3,618	2,628
Research and development	9,787	8,670
General and administrative	7,939	8,980
Total stock-based compensation	$21,571	$20,494

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$183,749	$227,260	$(43,511)	(19)%
Revenue decreased by $43.5 million, or 19%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, reflecting the lower number of Quarterly Paid Employers in our marketplace primarily due to the labor market continuing to be impacted by high inflation and high interest rates in the current period which posed challenges to many businesses. Subscription revenue decreased by $31.7 million, or 18%, and performance-based revenue decreased by $11.8 million, or 22%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Despite Revenue per Paid Employer being higher in the current period as our products and services continued to improve and offered more value for employers, we saw employers significantly pull back on spend on products and services in our marketplace amidst the challenging macroeconomic conditions during the current period.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$20,622	$21,606	$(984)	(5)%
Gross margin	89%	90%
Cost of revenue decreased by $1.0 million, or 5%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, in line with a decrease in our revenue. The gross margins were 89% and 90% in the three months ended March 31, 2023 and March 31, 2022, respectively, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.
Sales and Marketing

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$88,352	$137,590	$(49,238)	(36)%
Percentage of revenue	48%	61%

Sales and marketing expenses decreased by $49.2 million, or 36%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease is primarily driven by a $53.5 million decrease in marketing and advertising compared to the prior-year period reflecting our discipline in proactively adjusting marketing spend levels in relation to the macroeconomic conditions. This decrease was partially offset by an increase of $2.2 million in personnel-related expenses for our sales and marketing employees corresponding with an increase in headcount, and an increase of $1.0 million in stock-based compensation expense.
Research and Development

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$38,294	$29,644	$8,650	29%
Percentage of revenue	21%	13%

Research and development expenses increased by $8.7 million, or 29%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a $5.9 million increase in our personnel-related expenses for our research and development employees attributable to an increase in headcount, as well as a $1.4 million increase in software expenses and a $1.1 million increase in stock-based compensation expense.
General and Administrative

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$25,521	$24,196	$1,325	5%
Percentage of revenue	14%	11%

General and administrative expenses increased by $1.3 million, or 5%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by a $0.9 million increase in professional services fees related to compliance and reporting obligations pursuant to the rules and regulations of the SEC.

Total Other Expense, Net

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Total other expense, net	$(2,319)	$(6,310)	$3,991	(63)%

Total other expense, net, decreased by $4.0 million, or 63%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by a $3.1 million increase related to income accretion for our marketable securities purchased at a discount, as well as a $1.6 million increase in interest income earned on both our marketable securities and cash equivalents.
Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$3,630	$(503)	$4,133	*
Effective tax rate	42.0%	(6.4)%

*Percentage not meaningful

Income tax expense increased $4.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in income tax expense is primarily due to decreased tax deductions from stock-based compensation as compared to the prior-year period.
Liquidity and Capital Resources
As of March 31, 2023, we had cash, cash equivalents, and marketable securities totaling $519.1 million and $244.9 million available in unused borrowing capacity under our current credit facility. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes. As of March 31, 2023, we had no amounts outstanding under our credit facility.
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

Credit Facility
In April 2021, we entered into a $250.0 million credit facility agreement with a syndicate of banks. The credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon our Net Leverage Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing 12 months of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. We are also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the credit facility at a rate between 0.25% to 0.35%, depending on our Net Leverage Ratio. The amount available under the credit facility is reduced by letters of credit outstanding, which totaled $5.1 million as of March 31, 2023. The letters of credit outstanding relate to various leased office spaces.
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
We have no amounts outstanding under the credit facility and are in compliance with our debt covenants as of March 31, 2023.
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
Share Repurchase Program
During the year ended December 31, 2022, our board of directors authorized us to repurchase up to $450.0 million of our outstanding common stock, with no fixed expiration. During the three months ended March 31, 2023, we repurchased 3.9 million shares of our Class A common stock for $60.2 million under our share repurchase program, including 3.8 million shares of our Class A common stock delivered under a Rule 10b5-1 plan totaling $60.2 million, and 0.1 million shares of our Class A common stock delivered upon the final settlement of an accelerated share repurchase agreement that we entered into in December 2022 with a major financial institution for which the payment was made in December 2022. The number of shares delivered under a Rule 10b5-1 plan includes 0.1 million shares of Class A common stock repurchased and accrued, but not yet settled as of March 31, 2023, totaling $1.5 million.
Approximately $50.5 million remains available for future repurchases of our Class A common stock under our share repurchase program as of March 31, 2023. For more information, see Note 9 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Investments
During the three months ended March 31, 2023, we continued investing in primarily highly rated debt securities and money market mutual funds to manage our excess cash reserves. The primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments. We consider all of our investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities within current assets in our condensed consolidated balance sheets.
As of March 31, 2023, we held $330.7 million in total investments, consisting of money market mutual funds and available-for-sale debt securities. These investments are included within cash and cash equivalents and marketable securities within our condensed consolidated balance sheets. For more information, see Note 8 – Financial Instruments to our condensed consolidated financial statements included in this report.
Institutional Insured Liquid Deposit
In March 2023, we entered into a cash management program called Institutional Insured Liquid Deposit, or IILD, with Wells Fargo, which acts as our agent and the custodian of our funds. With the IILD, our funds are placed into interest-bearing FDIC-insured accounts at participating network banks in increments of slightly less than the FDIC insurance limit of $250,000. Both principal and interest earned are eligible for FDIC insurance under our IILD program, which has a $150.0 million limit. As of March 31, 2023, we had $57.5 million in the IILD.
Forecasted Cash Tax Liability
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and required taxpayers to amortize such expenditures over five years. While it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will do so. If this provision is deferred, modified, or repealed with retroactive effect to January 1, 2022, it would increase our expected cash from operations in 2023. The actual impact on 2023 cash from operations will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively, and the amount of research and development expenses paid or incurred in 2023 among other factors.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022

Net cash provided by operating activities	$6,370	$14,433
Net cash provided by (used in) investing activities	38,019	(3,516)
Net cash provided by (used in) financing activities	(57,243)	479,855
Net increase (decrease) in cash and cash equivalents	$(12,854)	$490,772
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the three months ended March 31, 2023, cash provided by operating activities was $6.4 million resulting from our net income of $5.0 million, adjusted by non-cash charges of $18.9 million and a net decrease of $17.6 million in our operating assets and liabilities. The non-cash charges primarily resulted from $21.6 million for stock-based compensation expense, $2.7 million pertaining to amortization of intangible assets and depreciation, and $1.0 million pertaining to non-cash lease expense, partially offset by $4.6 million related to the change in our deferred tax assets driven by our current year capitalization of research costs from a tax perspective and the tax-related impact of stock-based compensation, and $3.0 million in amortization and accretion of marketable securities. The decrease of $17.6 million related to changes in our operating assets and liabilities was primarily driven by a $18.9 million decrease in our accrued expenses and other liabilities and accounts payable, a $6.9 million decrease in accrued interest associated with our senior unsecured notes, and a $1.5 million decrease in our operating lease liabilities, partially offset by a $7.2 million decrease in accounts receivable associated with a decrease in revenue due to a lower number of Quarterly Paid Employers in our marketplace compared to the prior-year period, and a $2.4 million decrease in prepaid expenses and other assets.
For the three months ended March 31, 2022, cash provided by operating activities was $14.4 million resulting from our net income of $8.4 million, adjusted by non-cash charges of $21.3 million and a net decrease of $15.3 million in our operating assets and liabilities. The non-cash charges primarily resulted from $20.5 million for stock-based compensation expense, $2.5 million pertaining to amortization of intangible assets and depreciation, and $1.3 million pertaining to non-cash lease expense, partially offset by $5.4 million related to the change in our deferred tax assets driven by our current year capitalization of research costs from a tax perspective and the tax-related impact of stock-based compensation. The decrease of $15.3 million related to changes in our operating assets and liabilities, which was primarily driven by a $12.2 million decrease in our accrued expenses and other liabilities and accounts payable and a $10.8 million increase in accounts receivable associated with an increase in revenue due to the number of Quarterly Paid Employers compared to the prior-year period, partially offset by a $6.0 million increase in accrued interest associated with our senior unsecured notes.
Investing Activities
For the three months ended March 31, 2023, cash provided by investing activities was $38.0 million resulting from $158.6 million received from paydowns, maturities and redemptions of marketable securities, partially offset by $117.1 million used in purchases of marketable securities and an increase in capitalized software development costs of $3.1 million.
For the three months ended March 31, 2022, cash used in investing activities was $3.5 million resulting from an increase in capitalized software development costs of $2.5 million and an increase in capital expenditures of $1.0 million primarily related to purchases of computer supplies and equipment.
Financing Activities
For the three months ended March 31, 2023, cash used in financing activities was $57.2 million which consisted of $58.7 million used for the repurchase of common stock and $4.5 million for the net settlement of taxes on RSUs, partially offset by $4.2 million of proceeds from the issuance of stock under the employee stock purchase plan, and $1.8 million of proceeds from the exercise of stock options.
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
Obligations and Other Commitments
See our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or the 2022 Form 10-K, for our future minimum commitments related to certain software service agreements. Through March 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Our significant accounting policies are discussed in Note 2 – Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this report. There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the 2022 Form 10-K.
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
Lastly, we are subject to interest rate risk in connection with our investments. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. To minimize interest rate risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial market, money market mutual funds, U.S. government and agency securities, and corporate debt securities. To assess interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio. Based on investment positions as of March 31, 2023, a hypothetical increase in interest rates of 100 basis points across all maturities would result in a $1.0 million decrease in the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Many of our larger competitors have long-standing relationships or access to employers, including our Paid Employers1, as well as those whom we may wish to pursue. Some employers may be hesitant to use a new platform and prefer to upgrade products offered by these incumbent platforms for reasons that include price, quality, sophistication, familiarity, and global presence. These platforms could offer competing products on a standalone basis at a low price or bundled as part of a larger product sale.
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
1“Paid Employer(s)” means any employer(s) (or entities acting on behalf of an employer) on a paying subscription plan or performance marketing campaign for at least one day. Paid Employer(s) excludes employers from our Job Distribution Partners or other indirect channels, employers who are not actively searching for candidates, but otherwise have access to previously posted jobs, and employers on free trial.

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
Our business depends on the overall demand for labor and on the economic health of current and prospective employers and job seekers that use our marketplace. Demand for recruiting and hiring services is significantly affected by the general level of economic activity and employment in the United States and the other countries in which we operate. Any significant weakening of the economy in the United States or the global economy, increased unemployment, reduced credit availability, reduced business confidence and activity, decreased government spending, economic uncertainty, financial turmoil affecting the banking system or financial markets, including banking instability, trade wars and higher tariffs, changes in interest rates, inflation in the cost of goods and services including labor, and other adverse economic or market conditions may adversely impact our business and operating results. Significant swings in, or periods of reduced, economic activity historically have had a disproportionately negative impact on hiring activity and related efforts to find candidates. We may also experience more pricing pressure during periods of economic downturn.
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
There has been volatility in financial markets as a result of a number of factors, including, but not limited to, the COVID-19 pandemic, the war in Ukraine, inflation, changes in interest rates, the possibility of a U.S. and global recession, and banking instability. There is a risk that as a result of these macroeconomic factors, we could continue to experience declines in all, or in portions, of our business. Economic uncertainty may cause some of our current or potential employers to curtail spending in our marketplace and may ultimately result in cost challenges to our operations. For example, our employers, including those of our employers that are banks, may be adversely affected by any bank failure or other event affecting financial institutions. Any resulting adverse effects to our employers’ liquidity or financial performance could reduce the demand for our services or affect our allowance for expected credit losses and collectability of accounts receivable. Additionally, ongoing resurgences of COVID-19 as the virus transitions from pandemic to endemic and related precautionary measures instituted by governments, businesses, and individuals to mitigate its spread, including travel restrictions and quarantines, could continue to contribute to a general economic slowdown, adversely impact our employers, job seekers, and other business partners, and disrupt our operations. These adverse conditions could result in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by decreased demand for job postings and our services. If general economic conditions significantly deviate from present levels, our business, financial condition, and operating results could be adversely affected.
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
Artificial intelligence, or AI, is enabled by or integrated into some of our marketplace and is a significant element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems or elsewhere (including the integration or use of third-party AI tools) could impair the acceptance of AI solutions and could result in burdensome new regulations that may limit our ability to use existing or new AI technologies. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subject to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. In addition, we expect that there will continue to be new laws or regulations concerning the use of AI. It is possible that certain governments may seek to regulate, limit, or block the use of AI in our products and services or otherwise impose other restrictions that may affect or impair the usability or efficiency of our products and services for an extended period of time or indefinitely.
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
Additionally, our hybrid working environment may impede our ability to foster a creative environment and adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects. Our return-to-work approach and internal policies may change at any time, and may vary among geographies, depending on applicable health protocols and local conditions and changes in laws. Any prolonged diversion of resources may have an adverse effect on our operations.
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
While we earned net income of $61.5 million, $3.6 million, and $86.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, we have incurred significant net losses in the past. As of March 31, 2023, we had an accumulated deficit of $3.0 million. We expect to incur additional expenses in connection with legal, accounting, and other administrative expenses related to operating as a public company in addition to ongoing stock-based compensation expense related to the vesting of our RSUs. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods. As a result, we may generate losses. We cannot ensure that we will continue to achieve profitability in the future or that we can sustain profitability.
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
Additionally, the California Consumer Privacy Act, or CCPA, which afforded new data privacy rights for consumers and new operational requirements for companies, came into force in 2020, and also provides for fines for noncompliance. The California Privacy Rights and Enforcement Act of 2020, or CPRA, which took effect on January 1, 2023, further expanded the CCPA with additional data privacy compliance requirements and rights for California consumers, and established a new regulatory agency dedicated to enforcing those requirements. Comprehensive privacy legislation has also been enacted in several other U.S. states (such as Colorado, Connecticut, Indiana, Iowa, Utah, and Virginia) and each imposes similar, but not identical, compliance obligations. In addition, several data privacy proposals (including proposed comprehensive legislation) are pending before U.S. federal and state legislative and regulatory bodies, which may impose significant obligations and restrictions. The effects of these laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, and increase our potential exposure to regulatory enforcement and/or litigation. In addition, New York City passed a law to regulate the use of automated employment decision tools by employers and employment agencies, and the final rules will take effect on July 5, 2023. The costs of compliance with, and other burdens imposed by, the GDPR, the UK GDPR, the DPA, the CCPA, and others may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat, process, or store such information.
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
We and our employers and job seekers are subject to a wide variety of foreign and domestic laws. Laws, regulations, and standards governing issues that may affect us, such as employment, payments, whistleblowing and worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, data security, AI, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, background checks, and escheatment are often complex and subject to varying interpretations, and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies. Many of these laws do not contemplate or address the unique issues of the internet, mobile, and related technologies. Other laws and regulations in response to internet, mobile, and related technologies may also be adopted, implemented, or interpreted to apply to us and other online services marketplaces or our users. Likewise, these laws affect our users, and their application, or uncertainty around their application, may affect demand for our marketplace.
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
In order to use our marketplace, employers, job seekers, and, to a lesser extent, other third parties including advertisers, partners, and our own employees, entrust us to collect, use, and store their personal information. Our ability to leverage this information and to effectively and efficiently provide our services, including by communicating electronically and otherwise with employers and job seekers of our marketplace, is critical to our business. By way of example, our services may include the sending and receiving of emails, SMS/text messages, in-platform messages, and push notifications on mobile devices. Certain federal, state and foreign government bodies and agencies have adopted, and others are considering adopting, or may adopt in the future, laws and regulations regarding the collection, use, transfer, storage and disclosure of personal information obtained from consumers, customers, employees, and other individuals, and the conditions under which businesses may communicate with such individuals and other third parties. A determination that there have been violations of laws relating to our practices under communications-based laws, such as the Telephone Consumer Protection Act (TCPA), could also expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business. In addition, the costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our employers and job seekers may limit the use of our marketplace and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Moreover, third-party gatekeepers and service providers and their interpretation and application of privacy and data protection laws, rules, regulations, and best practices, may limit, disrupt, or require alteration of our operations, service offerings, and ability to communicate with and among employers and job seekers, and may adversely affect our business.
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
We had $550.0 million of indebtedness (excluding intercompany indebtedness) and $244.9 million available under our credit facility as of March 31, 2023. Our indebtedness could have important consequences, including:
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
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We are required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting beginning with the 2022 Form 10-K. We have not identified any material weaknesses in our internal control over financial reporting during 2022, 2021 and 2020. However, to maintain and, if required, improve our disclosure controls and procedures, and internal control over financial reporting to meet the standards of the Sarbanes-Oxley Act, additional and potentially significant resources and management oversight may be required.
Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Because we no longer qualified as an emerging growth company at the conclusion of the fiscal year ended December 31, 2022, we were required to include in our 2022 Form 10-K an attestation report as to the effectiveness of our internal control over financial reporting that was issued by our independent registered public accounting firm. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on our stock price.
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
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of March 31, 2023, the holders of our outstanding Class B common stock beneficially owned approximately 25.9% of our outstanding common stock as a class and held approximately 87.5% of the voting power of our outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Ian Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

Our share repurchase program could affect the price of our Class A common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our Class A common stock.
As of March 31, 2023, the board of directors has authorized us to repurchase up to $450.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. Approximately $50.5 million remains available for future repurchases under our $450.0 million share repurchase program as of March 31, 2023.
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
Moreover, Section 203 of the Delaware General Corporate Law, or DGCL, may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock. See the section titled “Description of Class A Common Stock” in Exhibit 4.6 to the 2022 Form 10-K for additional information. In addition, under the indenture governing the senior unsecured notes, if certain “change of control” events occur, each holder of the notes may require us to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of such notes. Additionally, our credit facility provides for an event of default upon the occurrence of certain specified “change of control” events.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 31, 2023 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 to January 31, 2023	—	$—	—
February 1, 2023 to February 28, 2023
Rule 10b5-1 plan repurchases	384	$17.51	384
December ASR(2)	102	$18.74	102
March 1, 2023 to March 31, 2023
Rule 10b5-1 plan repurchases	3,320	$15.64	3,320
Total	3,806			$50,531
____________
(1)As of March 31, 2023, the board of directors authorized us to repurchase up to $450.0 million of our common stock under the share repurchase program, of which $399.5 million had been utilized. The remaining $50.5 million in the table represents the amount available to repurchase shares under the share repurchase program as of March 31, 2023. We may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors. For more information, see Note 9 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
(2)In December 2022, we entered into an accelerated share repurchase agreement (the “December ASR”) with Wells Fargo Bank, National Association. Under the terms of the agreement, we made a payment of $50.0 million and received an initial delivery of 2.6 million shares of Class A common stock, which represented $42.5 million (or 85%) of the December ASR. The final number of shares repurchased was based on the volume-weighted average price of our Class A common stock during the term of the December ASR, less fees paid to the bank. We repurchased 0.1 million shares of our Class A common stock delivered upon the final settlement of the December ASR. The ASR transaction was effectuated pursuant to our previously announced $450.0 million share repurchase program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation.	8-K	001-40406	3.1	5/17/2021
3.2	Amended and Restated Bylaws.	8-K	001-40406	3.1	4/27/2023
4.1	Form of Class A common stock certificate.	S-1	333-255488	4.1	4/23/2021
4.2	Form of Class B common stock certificate.	S-8	333-256155	4.6	5/14/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated April 22, 2021, by and between ZipRecruiter, Inc. and certain security holders.	S-1	333-255488	4.2	4/23/2021
4.4	Indenture, dated as of January 12, 2022, among ZipRecruiter, Inc. and Computershare Trust Company, N.A., as trustee.	8-K	001-40406	4.1	1/12/2022
4.5	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.4).	8-K	001-40406	4.1	1/12/2022
10.1	Amendment No. 4 to Credit Agreement, dated March 28, 2023, by and among ZipRecruiter, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.	X

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on May 9, 2023.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer

By:	/s/ Timothy Yarbrough
Timothy Yarbrough
Executive Vice President, Chief Financial Officer