Form 10-Q
period 2023-06-30
ZIPRECRUITER, INC.
filed 2023-08-08
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 73,485,872 shares of Class A common stock outstanding and 26,433,316 shares of Class B common stock outstanding as of August 1, 2023.

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in research and development, sales and marketing, and general and administrative expenses (including any components of the foregoing), and our ability to achieve and/or maintain future profitability;
•effects of a variety of macroeconomic factors that affect our business, the employment market, and the economy in general, including inflationary pressures, a higher interest rate environment, and increasing borrowing costs;
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZipRecruiter, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$238,663	$227,380
Marketable securities	258,565	342,975
Accounts receivable, net of allowances of $4,774 and $3,693 at June 30, 2023 and December 31, 2022, respectively	32,899	44,421
Prepaid expenses and other assets	9,924	12,648
Deferred commissions, current portion	4,958	4,870
Total current assets	545,009	632,294
Property and equipment, net	7,147	8,103
Operating lease right-of-use assets	10,854	12,179
Internal-use software, net	17,130	15,758
Deferred commissions, net of current portion	4,495	4,813
Goodwill	1,724	1,724
Deferred tax assets, net	46,953	38,653
Other assets	896	1,039
Total assets	$634,208	$714,563

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$12,761	$21,175
Accrued expenses	45,630	69,115
Accrued interest	12,682	12,837
Deferred revenue	17,660	19,580
Operating lease liabilities, current portion	4,944	5,429
Other current liabilities	7,479	1,527
Total current liabilities	101,156	129,663
Operating lease liabilities, net of current portion	11,133	13,018
Long-term borrowings	542,061	541,559
Other long-term liabilities	5,710	1,703
Total liabilities	660,060	685,943
Commitments and contingencies (Note 7)

Stockholders' equity (deficit)
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of June 30, 2023 and December 31, 2022; 73,418 and 74,320 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.00001 par value; 700,000 shares authorized as of June 30, 2023 and December 31, 2022; 26,629 and 30,379 shares issued and 26,434 and 30,184 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B treasury stock, 195 shares outstanding as of June 30, 2023 and December 31, 2022	(644)	(644)
Additional paid-in capital	—	35,926
Accumulated deficit	(24,933)	(6,290)
Accumulated other comprehensive loss	(276)	(373)
Total stockholders' equity (deficit)	(25,852)	28,620
Total liabilities and stockholders' equity (deficit)	$634,208	$714,563
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$170,421	$239,943	$354,170	$467,203
Cost of revenue	15,676	21,757	36,298	43,363
Gross profit	154,745	218,186	317,872	423,840
Operating expenses
Sales and marketing	72,171	136,631	160,523	274,221
Research and development	38,617	30,925	76,911	60,569
General and administrative	21,433	25,533	46,954	49,729
Total operating expenses	132,221	193,089	284,388	384,519
Income from operations	22,524	25,097	33,484	39,321
Other income (expense)
Interest expense	(7,346)	(7,511)	(14,687)	(13,796)
Other income (expense), net	5,014	36	10,036	11
Total other income (expense), net	(2,332)	(7,475)	(4,651)	(13,785)
Income before income taxes	20,192	17,622	28,833	25,536
Income tax expense	5,812	4,512	9,442	4,009
Net income	14,380	13,110	19,391	21,527
Net income per share:
Basic	$0.14	$0.11	$0.19	$0.18
Diluted	$0.14	$0.11	$0.18	$0.17
Weighted average shares used in computing net income per share:
Basic	100,212	116,791	102,225	117,774
Diluted	105,419	124,091	107,690	125,547
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$14,380	$13,110	$19,391	$21,527
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale debt securities	(64)	—	97	—
Total other comprehensive income (loss)	(64)	—	97	—
Total comprehensive income	$14,316	$13,110	$19,488	$21,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2023
	Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	74,320	$1	30,379	$—	(195)	$(644)	$35,926	$(6,290)	$(373)	$28,620
Conversion of Class B stock to Class A stock	4,568	—	(4,568)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	6	—	658	—	—	—	1,298	—	—	1,298
Issuance of common stock upon the vesting and settlement of RSUs	525	—	269	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	22,088	—	—	22,088
Shares withheld related to net share settlement	(191)	—	(109)	—	—	—	(4,511)	—	—	(4,511)
Shares issued under employee stock purchase plan	237	—	—	—	—	—	4,221	—	—	4,221
Repurchase and retirement of common stock	(3,806)	—	—	—	—	—	(59,022)	(1,270)	—	(60,292)
Share repurchase excise tax	—	—	—	—	—	—	—	(459)	—	(459)
Net income	—	—	—	—	—	—	—	5,011	—	5,011
Other comprehensive income	—	—	—	—	—	—	—	—	161	161
Balance as of March 31, 2023	75,659	$1	26,629	$—	(195)	$(644)	$—	$(3,008)	$(212)	$(3,863)
Conversion of Class B stock to Class A stock	558	—	(558)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	6	—	449	—	—	—	1,224	—	—	1,224
Issuance of common stock upon the vesting and settlement of RSUs	570	—	198	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	18,040	—	—	18,040
Shares withheld related to net share settlement	(187)	—	(89)	—	—	—	(4,585)	—	—	(4,585)
Repurchase and retirement of common stock	(3,188)	—	—	—	—	—	(14,679)	(35,913)	—	(50,592)
Share repurchase excise tax	—	—	—	—	—	—	—	(392)	—	(392)
Net income	—	—	—	—	—	—	—	14,380	—	14,380
Other comprehensive loss	—	—	—	—	—	—	—	—	(64)	(64)
Balance as of June 30, 2023	73,418	$1	26,629	$—	(195)	$(644)	$—	$(24,933)	$(276)	$(25,852)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2022
	Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	87,843	$1	30,571	$—	(195)	$(644)	$303,395	$(67,784)	$—	$234,968
Conversion of Class B stock to Class A stock	1,446	—	(1,446)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	1,180	—	—	—	2,078	—	—	2,078
Issuance of common stock upon the vesting and settlement of RSUs	354	—	433	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	21,112	—	—	21,112
Shares withheld related to net share settlement	(133)	—	(181)	—	—	—	(5,902)	—	—	(5,902)
Shares issued under employee stock purchase plan	290	—	—	—	—	—	5,293	—	—	5,293
Repurchase and retirement of common stock	(2,420)	—	—	—	—	—	(62,349)	—	—	(62,349)
Net income	—	—	—	—	—	—	—	8,417	—	8,417
Balance as of March 31, 2022	87,380	$1	30,557	$—	(195)	$(644)	$263,627	$(59,367)	$—	$203,617
Conversion of Class B stock to Class A stock	663	—	(663)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	5	—	460	—	—	—	1,099	—	—	1,099
Issuance of common stock upon the vesting and settlement of RSUs	275	—	348	—	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	—	—	97	—	—	97
Stock-based compensation	—	—	—	—	—	—	18,200	—		18,200
Shares withheld related to net share settlement	(94)	—	(145)	—	—	—	(3,665)	—	—	(3,665)
Repurchase and retirement of common stock	(4,807)	—	—	—	—	—	(82,878)	—	—	(82,878)
Net income	—	—	—	—	—	—	—	13,110	—	13,110
Balance as of June 30, 2022	83,422	$1	30,557	$—	(195)	$(644)	$196,480	$(46,257)	$—	$149,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$19,391	$21,527
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	39,210	38,154
Depreciation and amortization	5,840	5,122
Provision for bad debts	1,288	1,230
Deferred income taxes	(8,300)	(5,356)
Non-cash lease expense	2,102	2,453
Amortization and accretion of marketable securities	(5,800)	—
Other	826	2,568
Change in operating assets and liabilities:
Accounts receivable	10,234	(11,569)
Prepaid expenses and other current assets	2,204	(3,504)
Deferred commissions, net	230	(136)
Other assets	113	2,126
Accounts payable	(8,470)	417
Accrued expenses and other liabilities	(14,233)	(9,578)
Accrued interest	(155)	13,040
Deferred revenue	(1,913)	1,907
Operating lease liabilities	(3,114)	(3,304)
Net cash provided by operating activities	39,453	55,097
Cash flows from investing activities
Purchases of property and equipment	(452)	(1,664)
Capitalized internal-use software costs	(5,218)	(2,649)
Purchases of marketable securities	(201,768)	—
Paydowns, maturities, and redemptions of marketable securities	292,017	—
Net cash provided by (used in) investing activities	84,579	(4,313)
Cash flows from financing activities
Proceeds from issuance of senior unsecured notes	—	550,000
Payment of senior unsecured notes’ issuance fees	—	(9,378)
Payments of tax withholdings on net settlement of equity awards	(9,096)	(9,567)
Repurchase of common stock	(110,884)	(145,227)
Proceeds from exercise of stock options	3,010	3,397
Proceeds from issuance of stock under employee stock purchase plan	4,221	5,293
Net cash provided by (used in) financing activities	(112,749)	394,518
Net increase in cash and cash equivalents	11,283	445,302
Cash and cash equivalents
Beginning of period	227,380	254,621
End of period	$238,663	$699,923

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
The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023 or any future period.
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
The Company classifies and accounts for its debt securities as available-for-sale, and it carries such securities at fair value with unrealized gains and losses reported net of tax as a separate component of stockholders’ equity (deficit) in accumulated other comprehensive loss. During the three and six months ended June 30, 2023, in connection with its available-for-sale debt securities, the Company recorded pre-tax unrealized losses of $0.1 million and pre-tax unrealized gains of $0.1 million in other comprehensive

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
income (loss), respectively, with no associated tax benefit. The Company held no investments in available-for-sale debt securities during the three and six months ended June 30, 2022.
The Company determines any realized gains and losses on the sale of its available-for-sale debt securities using a specific identification method, and it records such gains and losses through other income (expense), net in its condensed consolidated statements of operations. During the three and six months ended June 30, 2023, the Company did not have any sales of its available-for-sale debt securities and therefore reclassified no amounts out of accumulated other comprehensive income into other income (expense), net in the condensed consolidated statements of operations.
Segments and Geographic Information
The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker, the CEO, regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources. Revenue is attributed to geographic regions based on locations where services are provided to the Company’s customers. Foreign countries outside of the United States, in aggregate, accounted for less than 2% of the Company’s revenue for the three and six months ended June 30, 2023 and 2022. In addition, property and equipment and operating lease right-of-use (“ROU”) assets outside of the United States were not material as of June 30, 2023 and December 31, 2022.
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
As of June 30, 2023, the Company maintains its cash accounts with several large financial institutions which the Company believes are financially sound. Accordingly, the Company believes minimal credit risk exists with respect to these cash balances.
The Company invests only in highly rated debt and equity securities. The Company believes the financial institutions that hold its investments are financially sound, and accordingly, are subject to minimal credit risk.
As of June 30, 2023, there were no customers that individually represented 10% or more of the Company’s outstanding accounts receivable. One customer accounted for 12% of the Company's outstanding accounts receivable as of December 31, 2022. The Company does not consider the concentration of its accounts receivable to be a material risk. For the three and six months ended June 30, 2023 and 2022, there were no customers that individually represented 10% or more of revenue.
The Company uses third parties to collect its credit card receivables and believes risk related to its credit card processors is minimal.
Share Repurchase Program
All shares repurchased under the Company’s share repurchase program are purchased for immediate retirement. Repurchased shares reduce the Company’s outstanding shares and its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share. All excess of repurchase price over par value for shares repurchased is allocated to retained earnings to the extent the Company has retained earnings. If the Company has an accumulated deficit, all excess of repurchase price over par value for shares repurchased is allocated first to additional paid-in capital, to the extent the Company has additional paid-in capital, until depleted, and then to accumulated deficit in the Company’s Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit). The Company may repurchase shares of common stock through

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. For more information on the Company’s share repurchase program, please see Note 9.
Excise Tax Imposed by Inflation Reduction Act
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year, including stock issued to employees. As of June 30, 2023, the Company reflected $0.9 million of excise tax as part of the cost basis of the stock repurchased during the six months ended June 30, 2023, and recorded a corresponding liability for the excise taxes payable in accrued expenses on its condensed consolidated balance sheet.
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
The Company reviewed all recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

3.    Net Income Per Share
The following table presents the Company’s basic net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income per share, basic:
Net income	$14,380	$13,110	$19,391	$21,527
Weighted average shares of Class A and Class B common stock outstanding	100,212	116,791	102,225	117,774
Net income per share, basic	$0.14	$0.11	$0.19	$0.18

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the Company’s diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income per share, diluted:
Numerator:
Net income	$14,380	$13,110	$19,391	$21,527

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	100,212	116,791	102,225	117,774
Effect of dilutive securities:
Options to purchase common stock	4,877	7,165	5,111	7,563
Unvested restricted stock units	330	135	351	210
Employee stock purchase plan	—	—	3	—
Weighted average shares of Class A and Class B common stock outstanding, diluted	105,419	124,091	107,690	125,547
Net income per share, diluted	$0.14	$0.11	$0.18	$0.17
The following table presents the weighted average number of potentially dilutive common stock equivalents excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	5	66	3	64
Unvested restricted stock units	6,536	6,276	6,163	5,567
Employee stock purchase plan	185	170	141	197
Total shares excluded from diluted net income per share	6,726	6,512	6,307	5,828
In April 2021, the Company granted a restricted stock unit (“RSU”) award (the “CEO Performance Award”), which included service, market, and performance based vesting conditions. The CEO Performance Award is excluded from the above table because none of the market conditions have been met as of June 30, 2023.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.    Revenue Information
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Subscription	$137,067	$187,338	$280,168	$362,161
Performance-based	33,354	52,605	74,002	105,042
Total revenue	$170,421	$239,943	$354,170	$467,203
The Company recognized $18.7 million and $24.4 million of revenue during the three months ended June 30, 2023 and June 30, 2022, respectively, that was included in the deferred revenue balances as of March 31, 2023 and March 31, 2022, respectively.
The Company recognized $19.1 million and $22.6 million of revenue during the six months ended June 30, 2023 and June 30, 2022, respectively, that was included in the deferred revenue balances as of December 31, 2022 and December 31, 2021, respectively.
As of June 30, 2023 and December 31, 2022, the Company had no contract assets.
Performance Obligations
No revenue was recognized during the three and six months ended June 30, 2023 and 2022 from performance obligations satisfied in previous periods.
As of June 30, 2023, the Company did not have any material remaining performance obligations expected to be recognized in the future. Generally, any remaining performance obligations relate primarily to subscription services such as time-based job posting plans, upsell services, and resume database plans that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.
5.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued compensation and benefits	$14,480	$31,791
Accrued marketing	11,554	10,937
Accrued commissions	5,104	5,716
Accrued refunds and customer liabilities	2,672	2,863
Accrued non-income taxes	2,251	3,605
Accrued partner expenses	1,890	7,465
Other accrued expenses	7,679	6,738
Total accrued expenses	$45,630	$69,115
6.    Debt
Credit Facility
The Company has a $250.0 million credit facility which matures in April 2026. On March 28, 2023, the Company entered into a Fourth Amendment to the Credit Agreement with the administrative agent to

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
replace the London Interbank Offered Rate (“LIBOR”) reference rate with the Secured Overnight Financing Rate (“SOFR”) reference rate (as defined therein). No other terms or conditions of the Credit Agreement were changed as a result of this amendment.
The Company had no amounts outstanding under its credit facility and was in compliance with the financial covenants as of June 30, 2023. The amount available under the credit facility as of June 30, 2023 was $245.2 million, which is the credit limit less letters of credit outstanding of $4.8 million.
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
The Company includes its Notes, net of debt issuance costs, within long-term borrowings in its condensed consolidated balance sheets. As of June 30, 2023, the Company had a carrying amount of approximately $7.9 million of debt issuance costs related to the Notes.
For the three months ended June 30, 2023 and 2022, the Company recognized $7.1 million and $7.3 million, respectively, in interest expense related to the Notes, and for the six months ended June 30, 2023 and 2022, the Company recognized $14.3 million and $13.4 million, respectively, in interest expense related to the Notes, with an effective interest rate of 5.4%. Such interest expense includes $0.3 million and $0.2 million related to the amortization of debt issuance costs for the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $0.4 million related to the amortization of debt issuance costs for the six months ended June 30, 2023 and 2022, respectively.

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
In April 2019, the Company was named as a defendant in a putative class action lawsuit filed by a former employee in the Los Angeles Superior Court alleging that the Company violated the Fair Credit Reporting Act as well as owed certain compensation to employees. In January 2020, the former employee filed a related representative action in the Los Angeles Superior Court under the Private Attorney General Act alleging similar claims regarding compensation owed to employees. In January 2021, the Company filed a motion for summary judgment or, in the alternative, summary adjudication, which was granted in part and denied in part. As of September 30, 2021, the parties agreed to settle the lawsuit for an immaterial amount and accordingly, the Company recorded a liability within accrued expenses. The settlement must be approved by the Court before it can be finalized. As of June 30, 2023, the Company anticipates that the settlement agreement will be approved in 2023.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of June 30, 2023, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.
Non-income Taxes
The Company collects and remits sales, use, and other taxes (“non-income taxes”) relating to the sale of the Company’s services in various jurisdictions. The Company accrues non-income taxes that may result from examinations by, or any anticipated negotiated agreements with, these tax authorities when a loss is probable and reasonably estimable. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, then the reasonably possible loss is disclosed. Due to the inherent complexity and uncertainty of these matters and judicial process in certain jurisdictions, the final outcome may be materially different from the Company’s expectations.
Restructuring
On May 31, 2023, the Company announced and committed to a restructuring plan to optimize its cost structure and drive long-term efficiency in response to the impact of macroeconomic conditions. This plan resulted in a reduction in the Company’s global workforce of approximately 20%. The Company recorded restructuring costs of $8.3 million in the second quarter of 2023 primarily related to employee severance and continuation of health benefits. Included in the $8.3 million of restructuring costs are non-cash charges of $0.3 million pertaining to fixed asset disposals incurred in conjunction with the restructuring plan. Restructuring costs are presented as $3.9 million in sales and marketing, $3.4 million in research and development, and $1.0 million in general and administrative expenses within the condensed consolidated statements of operations. Of the restructuring costs liability outstanding as of June 30, 2023, the Company expects the remaining costs to be paid by the end of 2023.
The following table presents the restructuring costs liability for the six months ended June 30, 2023, which is included in accrued expenses in the Company’s condensed consolidated balance sheets:

Six Months Ended
June 30, 2023
Accrual, at December 31, 2022	$—
Expense	8,039
Cash payments	(4,952)
Accrual, at June 30, 2023	$3,087

8.    Financial Instruments
Fair Value Measurements
The following table presents the Company’s financial assets measured at fair value on a recurring basis, as well as the amortized cost basis and gross unrealized gains and losses of those assets as of June 30, 2023 (in thousands):

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$221,813	$—	$—	$221,813	$221,813	$—
Money market mutual funds	12,847	—	—	12,847	12,847	—
U.S. treasury securities	145,485	10	(133)	145,362	2,492	142,870
Subtotal	380,145	10	(133)	380,022	237,152	142,870
Level 2:
Commercial paper	29,795	—	—	29,795	—	29,795
Certificates of deposit	12,694	—	—	12,694	1,511	11,183
Corporate notes and obligations	29,141	2	(81)	29,062	—	29,062
Asset-backed securities	12,402	10	(35)	12,377	—	12,377
U.S. agency securities	33,327	1	(50)	33,278	—	33,278
Subtotal	117,359	13	(166)	117,206	1,511	115,695
Total cash, cash equivalents, and marketable securities	$497,504	$23	$(299)	$497,228	$238,663	$258,565
As of December 31, 2022, the Company’s financial assets consisted of the following (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$166,341	$—	$—	$166,341	$166,341	$—
Money market mutual funds	49,545	—	—	49,545	49,545	—
U.S. treasury securities	204,580	9	(180)	204,409	2,995	201,414
Subtotal	420,466	9	(180)	420,295	218,881	201,414
Level 2:
Commercial paper	41,348	—	—	41,348	—	41,348
Certificates of deposit	6,116	—	—	6,116	—	6,116
Corporate notes and obligations	63,912	10	(202)	63,720	1,519	62,201
Asset-backed securities	15,150	17	(29)	15,138	—	15,138
U.S. agency securities	23,736	5	(3)	23,738	6,980	16,758
Subtotal	150,262	32	(234)	150,060	8,499	141,561
Total cash, cash equivalents, and marketable securities	$570,728	$41	$(414)	$570,355	$227,380	$342,975
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The carrying amounts of the Company’s remaining financial instruments not discussed in the above table, including accounts receivable, accounts payable, and accrued expenses, approximate fair value because of their short-term maturities, except for the Company’s senior unsecured notes which are valued on a quarterly basis for disclosure purposes only based on quoted prices for the notes in less active markets and categorized accordingly as Level 2 in the fair value hierarchy. The aggregate fair value of the Notes as of June 30, 2023 was estimated to be approximately $463.4 million.
Equity Securities
The Company’s investments in equity securities consist primarily of money market mutual funds. During the three and six months ended June 30, 2023, the Company recorded no material unrealized gains or losses in connection with its money market mutual funds held as of June 30, 2023. The Company had no investments in money market mutual funds during the three and six months ended June 30, 2022.
Available-for-sale Debt Securities
The following table summarizes the fair value of the Company’s available-for-sale debt securities by contractual maturity as of June 30, 2023 (in thousands):

Due within 1 year	$250,266
Due after 1 year through 5 years	12,302
Total available-for-sale debt securities	$262,568
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months as of June 30, 2023 (in thousands):

	Fair Value	Gross Unrealized Losses
Asset-backed securities	$8,008	$(35)
Corporate notes and obligations	25,359	(81)
U.S. treasury securities	97,245	(133)
U.S. agency securities	28,797	(50)
Total available-for-sale debt securities	$159,409	$(299)
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company had no available-for-sale debt securities in a continuous unrealized loss position for more than 12 months as of June 30, 2023 or December 31, 2022.
The Company did not recognize any credit losses for its available-for-sale debt securities during the three and six months ended June 30, 2023. The Company held no investments in available-for-sale debt securities during the three and six months ended June 30, 2022. The Company had no ending allowance balances for credit losses as of June 30, 2023 or December 31, 2022.
During the three and six months ended June 30, 2023, the Company did not have any sales of its available-for-sale debt securities.

9.    Share Repurchase Program
In 2022, the Company’s board of directors authorized the Company to repurchase up to $450.0 million of outstanding shares of its common stock pursuant to a share repurchase program (the “Program”). In May 2023, the Company’s board of directors authorized an increase to the Program of $100.0 million, which resulted in a total of $550.0 million of outstanding shares of its common stock authorized for repurchase. Under the Program, the Company may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The Program does not obligate the Company to repurchase shares of common stock. There is no minimum or maximum number of shares to be repurchased under the Program.
During the six months ended June 30, 2023, the Company repurchased 7.0 million shares of its Class A common stock for $110.7 million under the Program, including 6.9 million shares of its Class A common stock delivered under a Rule 10b5-1 plan totaling $110.7 million, and 0.1 million shares of its Class A common stock delivered upon the final settlement of an accelerated share repurchase agreement that the Company entered into in December 2022 with a major financial institution for which the payment was made in December 2022.
Approximately $100.0 million remains available for future repurchases of Class A common stock under the Program as of June 30, 2023.
All shares repurchased under the Program were immediately retired. Repurchased shares reduced the Company’s outstanding shares and its weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share.
10.    Stock-Based Compensation
Total stock-based compensation expense is recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$97	$187	$324	$403
Sales and marketing	2,881	2,429	6,499	5,057
Research and development	7,978	6,890	17,765	15,560
General and administrative	6,683	8,154	14,622	17,134
Total stock-based compensation	$17,639	$17,660	$39,210	$38,154
Equity Incentive Plan and Employee Stock Purchase Plan
Under the Company’s 2021 Equity Incentive Plan, as of June 30, 2023, 24.3 million shares of Class A common stock were authorized, of which 14.8 million shares of Class A common stock were available for

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
future issuance. The number of shares reserved for issuance was increased in January 2023 pursuant to the evergreen provisions set forth in the 2021 Equity Incentive Plan.
Under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), as of June 30, 2023, 3.0 million shares of Class A common stock were authorized. The number of shares reserved for issuance was increased in January 2023 pursuant to the evergreen provisions set forth in the ESPP.
The ESPP provides for concurrent six-month offering and purchase periods beginning February 15 and August 15 of each year. During the three months ended June 30, 2023, no shares of Class A common stock were purchased under the ESPP. During the six months ended June 30, 2023, 0.2 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $4.2 million.
For the ESPP, the Company recorded stock-based compensation expense of $0.4 million and $1.0 million during the three and six months ended June 30, 2023, respectively, and $0.5 million and $1.3 million during the three and six months ended June 30, 2022, respectively. As of June 30, 2023, there was $0.2 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the offering period ending August 14, 2023. As of June 30, 2023, the Company recorded a liability of $2.3 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses in the accompanying condensed consolidated balance sheets.
Stock Options
A summary of the Company’s stock option activity for the six months ended June 30, 2023 is as follows (in thousands, except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2022	6,746	$2.31
Granted	—	—
Exercised	(1,119)	2.25
Forfeited/Canceled	(29)	2.01
Outstanding at June 30, 2023	5,598	$2.32
Exercisable at June 30, 2023	5,458	$2.32
As of June 30, 2023, total remaining stock-based compensation expense for unvested stock options is $1.7 million, which is expected to be recognized over a weighted average period of 0.8 years.
Restricted Stock Units
The Company’s CEO Performance Award provides for a grant of 1.4 million RSUs consisting of five vesting tranches with a vesting schedule based upon achieving stock price targets as well as satisfying certain minimum service requirements. During the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of $1.5 million and $3.0 million, respectively, related to the CEO Performance Award. During the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of $1.4 million and $2.9 million, respectively, related to the CEO Performance Award.
For all RSUs, excluding the CEO Performance Award, the Company recorded stock-based compensation expense of $15.4 million and $34.6 million during the three and six months ended June 30,

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2023, respectively, and $15.4 million and $33.1 million during the three and six months ended June 30, 2022, respectively.
A summary of the Company’s RSU activity for the six months ended June 30, 2023 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	7,641	$21.20
Granted	3,986	21.36
Vested	(1,562)	23.09
Forfeited/Canceled	(1,285)	22.07
Unvested at June 30, 2023	8,780	$20.69
As of June 30, 2023, total unrecognized stock-based compensation expense for RSUs associated with the CEO Performance Award was $10.4 million, which is expected to be recognized over a weighted average period of 2.0 years. The Company had no other performance-based RSUs as of June 30, 2023. For the remaining RSUs, total unrecognized stock-based compensation expense for unvested RSUs as of June 30, 2023 was $152.0 million, which is expected to be recognized over a weighted average period of 1.5 years.
11.    Income Taxes
The Company computes its provision (benefit) for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The income tax expense, effective tax rates, and statutory federal income tax rates for the three and six months ended June 30, 2023 and June 30, 2022 were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax expense	$5,812	$4,512	$9,442	$4,009
Effective tax rate	28.8%	25.6%	32.7%	15.7%
Statutory federal income tax rate	21%	21%	21%	21%
The effective tax rate for the three and six months ended June 30, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes, tax detriments relating to the settlement of RSUs, certain non-deductible expenses, and limitations on the amount of deductible officer compensation, partially offset by the net tax benefits from research and development tax credits. The effective tax rate for the three and six months ended June 30, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits relating to the exercise of non-qualified stock options and settlement of RSUs and from the tax benefits from research and development tax credits, partially offset by state taxes, non-deductible expenses including certain stock-based compensation expenses, and limitations on the amount of deductible officer compensation.
During the three and six months ended June 30, 2023, the Company continued to record reserves for the current year uncertain tax positions recognized within the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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
For the three months ended June 30, 2023, our revenue was $170.4 million and we generated net income of $14.4 million and Adjusted EBITDA of $43.3 million. For the three months ended June 30, 2022, our revenue was $239.9 million, and we generated net income of $13.1 million and Adjusted EBITDA of $45.4 million. For the six months ended June 30, 2023, our revenue was $354.2 million and we generated net income of $19.4 million and Adjusted EBITDA of $78.5 million. For the six months ended June 30, 2022, our revenue was $467.2 million, and we generated net income of $21.5 million and Adjusted EBITDA of $82.6 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”

KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
Quarterly Paid Employers	150,233	156,537	135,703	108,296	105,948	101,634
Revenue per Paid Employer	$1,513	$1,533	$1,673	$1,944	$1,734	$1,677

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Adjusted EBITDA	$43,272	$45,394	$78,534	$82,597
Adjusted EBITDA margin	25%	19%	22%	18%
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
In the quarter ended June 30, 2023, Quarterly Paid Employers decreased when compared to the quarter ended March 31, 2023. The U.S. labor market continued to be impacted by high inflation and high interest rates, which posed challenges for many businesses. This cooling labor market drove the sequential decrease as employers continued to feel the impact of rising operating expenses and other macroeconomic headwinds. We continued to observe employers moderating hiring plans and reducing recruitment budgets in response to economic uncertainty. This has resulted in atypical seasonal hiring patterns, with online hiring demand declining throughout the first half of 2023.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the quarter ended June 30, 2023, Revenue per Paid Employer decreased slightly when compared to the quarter ended March 31, 2023. While we believe our products and services continued to improve and offered more value for employers of all sizes including offering solutions with the best matching technology to help employers identify and recruit standout candidates, we saw employers pull back on spend on products and services in our marketplace during the quarter ended June 30, 2023, reflecting the current softness in hiring demand amidst the challenging economic climate.

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
The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income(1)	$14,380	$13,110	$19,391	$21,527
Stock-based compensation	17,639	17,660	39,210	38,154
Depreciation and amortization	3,109	2,637	5,840	5,122
Interest expense	7,346	7,511	14,687	13,796
Other (income) expense, net	(5,014)	(36)	(10,036)	(11)
Income tax expense	5,812	4,512	9,442	4,009
Adjusted EBITDA	$43,272	$45,394	$78,534	$82,597
____________
(1)Net income includes one-time charges resulting from our restructuring plan announced on May 31, 2023 to reduce our global workforce by approximately 20%. Restructuring costs are $8.3 million for both the three and six months ended June 30, 2023.

The following tables present net income margin and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Revenue	$170,421	$239,943	$354,170	$467,203
Net income	14,380	13,110	19,391	21,527
Net income margin	8%	5%	5%	5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Revenue	$170,421	$239,943	$354,170	$467,203
Adjusted EBITDA	43,272	45,394	78,534	82,597
Adjusted EBITDA margin	25%	19%	22%	18%
Impact of Macroeconomic Conditions
We had a lower number of Quarterly Paid Employers in our marketplace in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, primarily due to the labor market continuing to be impacted by high inflation and high interest rates which posed challenges to many businesses. In the quarter ended June 30, 2023, we delivered $170.4 million in revenue, a 29% decrease compared to the quarter ended June 30, 2022. Despite Revenue per Paid Employer being higher in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 as our products and services continued to improve and offered more value for employers, we saw employers significantly pull back on spend on products and services in our marketplace amidst the challenging macroeconomic conditions during the quarter ended June 30, 2023.

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
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rate for the three and six months ended June 30, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes, tax detriments relating to the settlement of RSUs, certain non-deductible expenses, and limitations on the amount of deductible officer compensation, partially offset by the net tax benefits from research and development tax credits. The effective tax rate for the three and six months ended June 30, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits relating to the exercise of non-qualified stock options and settlement of RSUs and from the net tax benefits from research and development tax credits, partially offset by state taxes, non-deductible expenses including certain stock-based compensation expenses, and limitations on the amount of deductible officer compensation.
Results of Operations
The following table sets forth our consolidated results of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue(1)	$170,421	$239,943	$354,170	$467,203
Cost of revenue(2)	15,676	21,757	36,298	43,363
Gross profit	154,745	218,186	317,872	423,840
Operating expenses
Sales and marketing(2)(3)	72,171	136,631	160,523	274,221
Research and development(2)(3)	38,617	30,925	76,911	60,569
General and administrative(2)(3)	21,433	25,533	46,954	49,729
Total operating expenses	132,221	193,089	284,388	384,519
Income from operations	22,524	25,097	33,484	39,321
Other income (expense)
Interest expense	(7,346)	(7,511)	(14,687)	(13,796)
Other income (expense), net	5,014	36	10,036	11
Total other income (expense), net	(2,332)	(7,475)	(4,651)	(13,785)
Income before income taxes	20,192	17,622	28,833	25,536
Income tax expense	5,812	4,512	9,442	4,009
Net income	$14,380	$13,110	$19,391	$21,527

____________
(1)Revenue was comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Subscription revenue	$137,067	$187,338	$280,168	$362,161
Performance-based revenue	33,354	52,605	74,002	105,042
Total revenue	$170,421	$239,943	$354,170	$467,203

(2)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$97	$187	$324	$403
Sales and marketing	2,881	2,429	6,499	5,057
Research and development	7,978	6,890	17,765	15,560
General and administrative	6,683	8,154	14,622	17,134
Total stock-based compensation	$17,639	$17,660	$39,210	$38,154
(3)Includes one-time charges resulting from our restructuring plan announced on May 31, 2023 to reduce our global workforce by approximately 20%. Restructuring costs are presented as $3.9 million in sales and marketing, $3.4 million in research and development, and $1.0 million in general and administrative expenses for both the three and six months ended June 30, 2023.

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$170,421	$239,943	$(69,522)	(29)%	$354,170	$467,203	$(113,033)	(24)%
Revenue decreased by $69.5 million, or 29%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, reflecting the lower number of Quarterly Paid Employers in our marketplace primarily due to the labor market continuing to be impacted by high inflation and high interest rates in the current period which posed challenges to many businesses. Subscription revenue decreased by $50.3 million, or 27%, and performance-based revenue decreased by $19.3 million, or 37%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Despite Revenue per Paid Employer being higher in the current period as our products and services continued to improve and offered more value for employers, we saw employers significantly pull back on spend on products and services in our marketplace amidst the challenging macroeconomic conditions during the three months ended June 30, 2023.
Revenue decreased by $113.0 million, or 24%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, reflecting the lower number of Quarterly Paid Employers in our marketplace primarily due to the labor market continuing to be impacted by high inflation and high interest rates in the current period which posed challenges to many businesses. Subscription revenue decreased by $82.0 million, or 23%, and performance-based revenue decreased by $31.0 million, or 30%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Despite Revenue per Paid Employer being higher in the current period as our products and services continued to improve and offered more value for employers, we saw employers significantly pull back on spend on products and services in our marketplace amidst the challenging macroeconomic conditions during the six months ended June 30, 2023.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$15,676	$21,757	$(6,081)	(28)%	$36,298	$43,363	$(7,065)	(16)%
Gross margin	91%	91%			90%	91%
Cost of revenue decreased by $6.1 million, or 28%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to a decrease in job distribution costs from performance-based revenue of $2.4 million, a decrease of $1.7 million in credit card processing fees, and a decrease of $1.7 million in partner revenue share amounts. The gross margins remained flat at 91% in the three months ended June 30, 2023 and June 30, 2022, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.
Cost of revenue decreased by $7.1 million, or 16%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to a decrease of $4.8 million in job distribution costs from performance-based revenue, a decrease of $2.5 million in credit card processing fees, and a decrease of $2.4 million in partner revenue share amounts. These decreases were partially offset by an increase of $1.2 million in third-party hosting fees and an increase of $1.1 million in personnel-related costs for customer support employees. The gross margins were 90% and 91% in the six months ended June 30, 2023 and June 30, 2022, respectively, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$72,171	$136,631	$(64,460)	(47)%	$160,523	$274,221	$(113,698)	(41)%
Percentage of revenue	42%	57%			45%	59%

Sales and marketing expenses decreased by $64.5 million, or 47%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily driven by a $65.8 million decrease in marketing and advertising compared to the prior-year period reflecting our discipline in proactively adjusting marketing spend levels in relation to the macroeconomic conditions. Sales commissions for our sales and marketing employees decreased by $3.4 million, which was directly correlated with a decrease in revenue. Further, we incurred one-time restructuring costs of $3.9 million related to our reduction in force.
Sales and marketing expenses decreased by $113.7 million, or 41%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily driven by a $119.2 million decrease in marketing and advertising compared to the prior-year period reflecting our discipline in proactively adjusting marketing spend levels in relation to the macroeconomic conditions. Sales commissions for our sales and marketing employees decreased by $5.2 million, which was directly correlated with a decrease in revenue. These decreases were partially offset by an increase of $3.8 million in personnel-related costs for our sales and marketing employees corresponding with higher headcount during the majority of the current year period, and an increase of $1.4 million in stock-based compensation expense. Lastly, we incurred one-time restructuring costs of $3.9 million related to our reduction in force.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$38,617	$30,925	$7,692	25%	$76,911	$60,569	$16,342	27%
Percentage of revenue	23%	13%			22%	13%

Research and development expenses increased by $7.7 million, or 25%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily driven by a $2.8 million increase in our personnel-related expenses for our research and development employees attributable to an increase in headcount, as well as an increase of $1.1 million in stock-based compensation expense. Further, we incurred one-time restructuring costs of $3.4 million related to our reduction in force.
Research and development expenses increased by $16.3 million, or 27%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to a $8.7 million increase in our personnel-related expenses for our research and development employees attributable to an increase in headcount, an increase of $2.2 million in stock-based compensation expense, and an increase of $1.7 million in software expenses. Lastly, we incurred one-time restructuring costs of $3.4 million related to our reduction in force.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$21,433	$25,533	$(4,100)	(16)%	$46,954	$49,729	$(2,775)	(6)%
Percentage of revenue	13%	11%			13%	11%

General and administrative expenses decreased by $4.1 million, or 16%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily driven by a decrease of $1.5 million in stock-based compensation expense, further driven by a decrease of $1.2 million in personnel-related costs for our general and administrative employees, largely due to lower headcount, as well as a $0.8 million decrease in professional services fees. Lastly, we incurred one-time restructuring costs of $1.0 million related to our reduction in force.
General and administrative expenses decreased by $2.8 million, or 6%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by a $2.5 million decrease in stock-based compensation expense. Further, we incurred one-time restructuring costs of $1.0 million related to our reduction in force.

Total Other Income (Expense), Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Total other income (expense), net	$(2,332)	$(7,475)	$5,143	(69)%	$(4,651)	$(13,785)	$9,134	(66)%

Total other income (expense), net, decreased by $5.1 million, or 69%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily driven by a $3.0 million increase related to income accretion for our marketable securities purchased at a discount, as well as a $1.8 million increase in interest income earned on both our marketable securities and cash equivalents. We held no investments during the three months ended June 30, 2022.
Total other income (expense), net, decreased by $9.1 million, or 66%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by a $6.1 million increase related to income accretion for our marketable securities purchased at a discount, as well as a $3.4 million increase in interest income earned on both our marketable securities and cash equivalents. We held no investments during the six months ended June 30, 2022.
Income Tax Expense (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$5,812	$4,512	$1,300	29%	$9,442	$4,009	$5,433	136%
Effective tax rate	28.8%	25.6%			32.7%	15.7%

Income tax expense increased $1.3 million, or 29%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in income tax expense is primarily due to increased income before income taxes and decreased tax deductions from stock-based compensation.
Income tax expense increased $5.4 million, or 136%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in income tax expense is primarily due to increased income before income taxes and decreased tax deductions from stock-based compensation.
Liquidity and Capital Resources
As of June 30, 2023, we had cash, cash equivalents, and marketable securities totaling $497.2 million and $245.2 million available in unused borrowing capacity under our current credit facility. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes. As of June 30, 2023, we had no amounts outstanding under our credit facility.
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
Credit Facility
In April 2021, we entered into a $250.0 million credit facility agreement with a syndicate of banks. The credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon our Net Leverage Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing 12 months of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. We are also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the credit facility at a rate between 0.25% to 0.35%, depending on our Net Leverage Ratio. The amount available under the credit facility is reduced by letters of credit outstanding, which totaled $4.8 million as of June 30, 2023. The letters of credit outstanding relate to various leased office spaces.
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
We have no amounts outstanding under the credit facility and are in compliance with our debt covenants as of June 30, 2023.

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
Share Repurchase Program
During the year ended December 31, 2022, our board of directors authorized us to repurchase up to $450.0 million of our outstanding common stock, with no fixed expiration. In May 2023, our board of directors authorized an increase to the share repurchase program of $100.0 million. During the six months ended June 30, 2023, we repurchased 7.0 million shares of our Class A common stock for $110.7 million under our share repurchase program, including 6.9 million shares of our Class A common stock delivered under a Rule 10b5-1 plan totaling $110.7 million, and 0.1 million shares of our Class A common stock delivered upon the final settlement of an accelerated share repurchase agreement that we entered into in December 2022 with a major financial institution for which the payment was made in December 2022.
Approximately $100.0 million remains available for future repurchases of our Class A common stock under our share repurchase program as of June 30, 2023. For more information, see Note 9 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Investments
During the three and six months ended June 30, 2023, we continued investing in primarily highly rated debt securities and money market mutual funds to manage our excess cash reserves. The primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments. We consider all of our investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities within current assets in our condensed consolidated balance sheets.
As of June 30, 2023, we held $275.4 million in total investments, consisting of money market mutual funds and available-for-sale debt securities. These investments are included within cash and cash equivalents and marketable securities within our condensed consolidated balance sheets. For more information, see Note 8 – Financial Instruments to our condensed consolidated financial statements included in this report.
Institutional Insured Liquid Deposit
In March 2023, we entered into a cash management program called Institutional Insured Liquid Deposit, or IILD, with Wells Fargo, which acts as our agent and the custodian of our funds. With the IILD, our funds are placed into interest-bearing FDIC-insured accounts at participating network banks in increments of slightly less than the FDIC insurance limit of $250,000. Both principal and interest earned are eligible for FDIC insurance under our IILD program, which has a $150.0 million limit. As of June 30, 2023, we had $117.4 million in the IILD.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022

Net cash provided by operating activities	$39,453	$55,097
Net cash provided by (used in) investing activities	84,579	(4,313)
Net cash provided by (used in) financing activities	(112,749)	394,518
Net increase in cash and cash equivalents	$11,283	$445,302
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the six months ended June 30, 2023, cash provided by operating activities was $39.5 million resulting from our net income of $19.4 million, adjusted by non-cash charges of $35.2 million and a net decrease of $15.1 million in our operating assets and liabilities. The non-cash charges primarily resulted from $39.2 million for stock-based compensation expense, $5.8 million pertaining to amortization of intangible assets and depreciation, and $2.1 million pertaining to non-cash lease expense, partially offset by $8.3 million related to the change in our deferred tax assets driven by our current year capitalization of research costs from a tax perspective and the tax-related impact of stock-based compensation, and $5.8 million in amortization and accretion of marketable securities. The decrease of $15.1 million related to changes in our operating assets and liabilities was primarily driven by a $22.7 million decrease in our accrued expenses and other liabilities and accounts payable and a $3.1 million decrease in our operating lease liabilities, partially offset by a $10.2 million decrease in accounts receivable associated with a decrease in revenue due to a lower number of Quarterly Paid Employers in our marketplace compared to the prior-year period, and a $2.2 million decrease in prepaid expenses and other assets.
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
Investing Activities
For the six months ended June 30, 2023, cash provided by investing activities was $84.6 million resulting from $292.0 million received from paydowns, maturities and redemptions of marketable securities, partially offset by $201.8 million used in purchases of marketable securities and an increase in capitalized software development costs of $5.2 million.
For the six months ended June 30, 2022, cash used in investing activities was $4.3 million resulting from an increase in capitalized software development costs of $2.6 million and an increase in capital expenditures of $1.7 million primarily related to purchases of computer supplies and equipment.
Financing Activities
For the six months ended June 30, 2023, cash used in financing activities was $112.7 million which consisted of $110.9 million used for the repurchase of common stock and $9.1 million for the net settlement of taxes on RSUs, partially offset by $4.2 million of proceeds from the issuance of stock under the employee stock purchase plan, and $3.0 million of proceeds from the exercise of stock options.
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
Obligations and Other Commitments
See our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or the 2022 Form 10-K, for our future minimum commitments related to certain software service agreements. Through June 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
We do not believe we are subject to interest rate risk in connection with the senior unsecured notes. As the interest rate on these senior unsecured notes is subject to a fixed percentage, we do not have significant financial statement risk associated with changes in interest rates pertaining to our senior unsecured notes.
Lastly, we are subject to interest rate risk in connection with our investments. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. To minimize interest rate risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial market, money market mutual funds, U.S. government and agency securities, and corporate debt securities. To assess interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio. Based on investment positions as of June 30, 2023, a hypothetical increase in interest rates of 100 basis points across all maturities would result in a $0.7 million decrease in the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We also compete with companies that utilize emerging technologies and assets, such as large language models (LLMs), machine learning, and other types of artificial intelligence. These competitors may offer products and services that may, among other things, provide automated alternatives to the services that employers or job seekers would otherwise seek from ZipRecruiter, use machine learning algorithms to connect employers with job seekers more effectively than we do, or otherwise change the way that employers engage with job seekers or the way job seekers find work so as to make our marketplace less attractive. We may face increased competition from these competitors as they mature and expand their capabilities.
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
There has been volatility in financial markets as a result of a number of factors, including, but not limited to, the war in Ukraine, inflation, changes in interest rates, the possibility of a U.S. and global recession, and banking instability. There is a risk that as a result of these macroeconomic factors, we could continue to experience declines in all, or in portions, of our business. Economic uncertainty may cause some of our current or potential employers to curtail spending in our marketplace and may ultimately result in cost challenges to our operations. For example, our employers, including those of our employers that are banks, may be adversely affected by any bank failure or other event affecting financial institutions. Any resulting adverse effects to our employers’ liquidity or financial performance could reduce the demand for our services or affect our allowance for expected credit losses and collectability of accounts receivable. These adverse conditions could result in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by decreased demand for job postings and our services. If general economic conditions significantly deviate from present levels, our business, financial condition, and operating results could be adversely affected.
Substantially all of our revenue is generated by our business operations in the United States. Prior to 2020, the United States had largely experienced positive economic and employment trends since our founding in 2010 and therefore we do not have a significant operating history in periods of weak economic environments and cannot predict how our business will perform in such periods. Any significant economic downturn in the United States or other countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.
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
Over time, we expect to expand our operations and personnel significantly. However, from time to time, we realign our resources and talent to respond to macroeconomic changes and to streamline our organization and optimize our cost structure, including through furloughs, layoffs and reductions in force. For example, in May 2023, in response to current market conditions and after reducing other discretionary expenses, we reduced our workforce. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. In addition, the loss of certain personnel, through such reduction in force or otherwise, presents significant risks including, among other things, failure to maintain adequate controls and procedures. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.
In addition, our historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks, challenges, and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks, challenges, and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations, our growth rates may slow, and our business would be adversely impacted.
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
Our ability to increase revenue and maintain profitability depends, in part, on widespread acceptance and utilization of our marketplace by businesses of all sizes and types. Because our customers reflect a wide variety of businesses, we face a variety of challenges, including but not limited to, pricing pressure, cost variances and marketing strategies that vary based on the business type and size, varying lengths of sales cycles, and less predictability in completing some of our sales. For example, some of our larger prospective customers may need us to provide greater levels of education regarding the use and benefits of our marketplace and services, because the prospective customer’s decision to use our marketplace and services may be a company-wide decision. We are in the early stages of developing the analytical tools that will allow us to determine how prospective customers can be most effectively directed within, and addressed by, our sales organizations. As a result, we may not always approach new opportunities in the most cost-effective manner or with the most appropriate resources. Developing and successfully implementing these tools will be important as we seek to efficiently capitalize on new and expanding market opportunities. In addition, because we are a relatively new company with a limited operating history when compared to some of our existing competitors, our target employers and job seekers may prefer to use offerings from more established competitors that are more tailored to their specific requirements.
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
We believe that our brand is important to attracting and retaining both employers and job seekers. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, our ability to provide a compelling job marketplace, including services, features, content, and support related to our marketplace, and our ability to successfully secure, maintain, and defend our rights to use the “ZipRecruiter” mark, our logo, and other trademarks important to our brand. While we constantly measure the expected returns of specific sales and marketing initiatives and adjust spend levels up or down accordingly, it is not certain that these and any future investments have had or will have sufficient positive impact on our brand awareness, and any reduction in our levels of investments in brand awareness may harm our brand awareness. We believe that the importance of our brand will increase as competition further intensifies and brand promotion activities may require substantial expenditures. Our brand could be harmed if we cannot achieve these objectives or if our public image were to be tarnished by negative publicity. Unfavorable publicity about us could diminish confidence in our marketplace and services. Such negative publicity also could have an adverse effect on the volume, engagement and loyalty of our employers and job seekers and could have an adverse effect on our business.
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
We believe that our corporate culture has been a key contributor to our success. If we do not continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need to support our growth. As our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success. Furthermore, our restructuring plan enacted in May 2023 may result in increased attrition beyond our intended reduction in force, reduce employee morale, and negatively impact employee recruiting and retention. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be harmed.
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
We track certain performance metrics, including Quarterly Paid Employers and Revenue per Paid Employer, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. While we periodically implement new or enhanced information systems in order to better manage our business operations, align our global organizations and enable future growth, implementation of new business processes and information systems requires the commitment of significant personnel, training and financial resources, and entails risks to our business operations. If we do not successfully implement information systems improvements, or if there are delays or difficulties in implementing these systems, we may not realize anticipated productivity improvements or cost efficiencies, and may experience interruptions in service and operational difficulties, including our ability to effectively aggregate financial data and report operating results, and otherwise effectively manage our business. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.
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
Once our products and services are deployed, our Paid Employers depend on our technical support organization to assist Paid Employers with service support and optimization and resolve technical issues. We may be unable to respond quickly enough to accommodate short-term increases in demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our services and business reputation and on positive recommendations from our existing Paid Employers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our services to existing and prospective Paid Employers, and our business, operating results and financial position.
We have incurred net losses in the past, anticipate increasing our operating expenses in the future, and may not sustain profitability.
While we earned net income of $61.5 million, $3.6 million, and $86.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, we have incurred significant net losses in the past. As of June 30, 2023, we had an accumulated deficit of $24.9 million. We expect to incur additional expenses in connection with legal, accounting, and other administrative expenses related to operating as a public company in addition to ongoing stock-based compensation expense related to the vesting of our RSUs. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods. As a result, we may generate losses. We cannot ensure that we will continue to achieve profitability in the future or that we can sustain profitability.
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
Our business involves the storage, processing, and transmission of proprietary, confidential, and personal information as well as the use of third-party partners and vendors who also store, process, and transmit such user information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. We have previously experienced multiple data security incidents involving the unauthorized access to personal information of job seekers utilizing our services (including their resumes) as well as affecting our business clients’ accounts, some of which have required us to notify affected individuals and/or regulators. Although upon detection of these security incidents we immediately investigate them and have taken steps to reinforce our security practices and enhance our security monitoring and controls, there are no assurances that other data security incidents will not occur in the future. These incidents and any future data security breach, such as a hacking or phishing attack, or other data privacy or security incident, whether intentionally or unintentionally caused by us or by third parties, that we experience could result in: unauthorized access to, misuse of, or unauthorized acquisition of our, our personnel’s, or our users’ data; the loss, corruption, or alteration of this data; interruptions in our operations; or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, other potential liability, and reputational harm.
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
Additionally, the California Consumer Privacy Act, or CCPA, which afforded new data privacy rights for consumers and new operational requirements for companies, came into force in 2020, and also provides for fines for noncompliance. The California Privacy Rights and Enforcement Act of 2020, or CPRA, which took effect on January 1, 2023, further expanded the CCPA with additional data privacy compliance requirements and rights for California consumers, and established a new regulatory agency dedicated to enforcing those requirements. Comprehensive privacy legislation has also been enacted in more than one-fifth of U.S. states (with Colorado, Connecticut, and Virginia already in effect, and other states including Indiana, Iowa, Montana, Oregon, Tennessee, Texas, and Utah each going into effect within the next few years) and each imposes similar, but not identical, compliance obligations. In addition, several data privacy proposals (including proposed comprehensive legislation) are pending before U.S. federal and state legislative and regulatory bodies, which may impose significant obligations and restrictions. The effects of these laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, and increase our potential exposure to regulatory enforcement and/or litigation. In addition, New York City currently regulates the use of automated employment decision tools by employers and employment agencies. The costs of compliance with, and other burdens imposed by, the GDPR, the UK

GDPR, the DPA, the CCPA, and others may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat, process, or store such information.
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
•economic and political instability in some countries, such as the ongoing war in Ukraine;
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
Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, public health crises, and similar events. Additionally, the third-party systems and operations, such as the data centers and online services we use in our company operations, are subject to similar risks. Our insurance policies may not cover losses from these events or may provide insufficient compensation that does not cover our total losses. For example, the COVID-19 pandemic resulted in a widespread global health crisis and adversely affected global economies and financial markets, and similar public health threats could do so in the future. To the extent a significant public health threat, or the related macroeconomic impacts, has an impact on our business, results of operations, and financial condition, it is likely also to have the effect of heightening many of the other risks described in this “Risk Factors” section. Such events have impacted, and could in the future impact, demand for products sold in our marketplace, which in turn could adversely affect our revenue and results of operations. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our business or the economy as a whole. A significant portion of our technology team is located in Israel, which is located in a region of the world that historically has experienced elevated levels of geopolitical instability. Our corporate offices and our primary data center facilities are located in California, a state that frequently experiences earthquakes and wildfires. We may not have sufficient protection or recovery plans. As we rely heavily on our data center facilities, computer and communications systems, and the internet to conduct our business and provide high-quality user service, these disruptions could negatively impact our ability to run our business.
Our indebtedness could adversely affect our liquidity and financial condition.
We had $550.0 million of indebtedness (excluding intercompany indebtedness) and $245.2 million available under our credit facility as of June 30, 2023. Our indebtedness could have important consequences, including:
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
•the impact of, including but not limited to, market volatility and macroeconomic conditions such as inflation and any recession;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments;
•lawsuits threatened or filed against us;
•other events or factors, including those resulting from a pandemic, war, incidents of terrorism, natural disasters, or responses to these events; and
•sales or expected sales of our Class A common stock by us, and our officers, directors, and principal stockholders.
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
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of June 30, 2023, the holders of our outstanding Class B common stock beneficially owned approximately 26.5% of our outstanding common stock as a class and held approximately 87.8% of the voting power of our outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Ian Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure and may result in large institutional investors not purchasing shares of our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
Our share repurchase program could affect the price of our Class A common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our Class A common stock.
As of June 30, 2023, the board of directors has authorized us to repurchase up to $550.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. Approximately $100.0 million remains available for future repurchases under our $550.0 million share repurchase program as of June 30, 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 30, 2023 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2023 to April 30, 2023
Rule 10b5-1 plan repurchases	1,294	$16.60	1,294
May 1, 2023 to May 31, 2023
Rule 10b5-1 plan repurchases	1,894	$16.16	1,894
June 1, 2023 to June 30, 2023	—	—	—
Total	3,188			$100,000
____________
(1)As of June 30, 2023, the board of directors authorized us to repurchase up to $550.0 million of our common stock under the share repurchase program, of which $450.0 million had been utilized. The remaining $100.0 million in the table represents the amount available to repurchase shares under the share repurchase program as of June 30, 2023. We may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors. For more information, see Note 9 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 11, 2023, Qasim Saifee, our Chief Operating Officer, terminated a written trading plan for the potential sale of up to 362,105 shares of common stock. Such plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan was originally adopted on December 13, 2022.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation.	8-K	001-40406	3.1	5/17/2021
3.2	Amended and Restated Bylaws.	8-K	001-40406	3.1	4/27/2023
4.1	Form of Class A common stock certificate.	S-1	333-255488	4.1	4/23/2021
4.2	Form of Class B common stock certificate.	S-8	333-256155	4.6	5/14/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated April 22, 2021, by and between ZipRecruiter, Inc. and certain security holders.	S-1	333-255488	4.2	4/23/2021
4.4	Indenture, dated as of January 12, 2022, among ZipRecruiter, Inc. and Computershare Trust Company, N.A., as trustee.	8-K	001-40406	4.1	1/12/2022
4.5	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.4).	8-K	001-40406	4.1	1/12/2022
10.1	Waiver Agreement dated May 31, 2023 by and between Ian Siegel and ZipRecruiter, Inc.	8-K	001-40406	10.1	5/31/2023
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.	X

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on August 8, 2023.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer

By:	/s/ Timothy Yarbrough
Timothy Yarbrough
Executive Vice President, Chief Financial Officer