Form 10-Q
period 2023-09-30
ZIPRECRUITER, INC.
filed 2023-11-08
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 76,199,866 shares of Class A common stock outstanding and 22,633,316 shares of Class B common stock outstanding as of November 1, 2023.

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZipRecruiter, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$243,339	$227,380
Marketable securities	253,665	342,975
Accounts receivable, net of allowances of $5,171 and $3,693 at September 30, 2023 and December 31, 2022, respectively	32,990	44,421
Prepaid expenses and other assets	11,031	12,648
Deferred commissions, current portion	5,090	4,870
Total current assets	546,115	632,294
Property and equipment, net	6,746	8,103
Operating lease right-of-use assets	9,766	12,179
Internal-use software, net	18,186	15,758
Deferred commissions, net of current portion	4,383	4,813
Goodwill	1,724	1,724
Deferred tax assets, net	55,487	38,653
Other assets	823	1,039
Total assets	$643,230	$714,563

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$8,614	$21,175
Accrued expenses	41,406	69,115
Accrued interest	5,964	12,837
Deferred revenue	16,224	19,580
Operating lease liabilities, current portion	4,464	5,429
Other current liabilities	14,148	1,527
Total current liabilities	90,820	129,663
Operating lease liabilities, net of current portion	9,935	13,018
Long-term borrowings	542,317	541,559
Other long-term liabilities	12,090	1,703
Total liabilities	655,162	685,943
Commitments and contingencies (Note 7)

Stockholders' equity (deficit)
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of September 30, 2023 and December 31, 2022; 76,199 and 74,320 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.00001 par value; 700,000 shares authorized as of September 30, 2023 and December 31, 2022; 22,829 and 30,379 shares issued and 22,634 and 30,184 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Class B treasury stock, 195 shares outstanding as of September 30, 2023 and December 31, 2022	(644)	(644)
Additional paid-in capital	—	35,926
Accumulated deficit	(11,162)	(6,290)
Accumulated other comprehensive loss	(127)	(373)
Total stockholders' equity (deficit)	(11,932)	28,620
Total liabilities and stockholders' equity (deficit)	$643,230	$714,563
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$155,630	$226,968	$509,800	$694,171
Cost of revenue	14,533	21,839	50,831	65,202
Gross profit	141,097	205,129	458,969	628,969
Operating expenses
Sales and marketing	55,648	112,574	216,171	386,795
Research and development	32,136	33,008	109,047	93,577
General and administrative	20,647	30,076	67,601	79,805
Total operating expenses	108,431	175,658	392,819	560,177
Income from operations	32,666	29,471	66,150	68,792
Other income (expense)
Interest expense	(7,351)	(7,361)	(22,038)	(21,157)
Other income (expense), net	4,695	321	14,731	332
Total other income (expense), net	(2,656)	(7,040)	(7,307)	(20,825)
Income before income taxes	30,010	22,431	58,843	47,967
Income tax expense	5,934	1,875	15,376	5,884
Net income	24,076	20,556	43,467	42,083
Net income per share:
Basic	$0.24	$0.18	$0.43	$0.36
Diluted	$0.23	$0.17	$0.41	$0.34
Weighted average shares used in computing net income per share:
Basic	99,800	113,059	101,409	116,184
Diluted	104,707	119,810	106,688	123,616
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$24,076	$20,556	$43,467	$42,083
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale debt securities	149	(146)	246	(146)
Total other comprehensive income (loss)	149	(146)	246	(146)
Total comprehensive income	$24,225	$20,410	$43,713	$41,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2023
	Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	74,320	$1	30,379	$—	(195)	$(644)	$35,926	$(6,290)	$(373)	$28,620
Conversion of Class B common stock to Class A common stock	4,568	—	(4,568)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	6	—	658	—	—	—	1,298	—	—	1,298
Issuance of common stock upon the vesting and settlement of RSUs	525	—	269	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	22,088	—	—	22,088
Shares withheld related to net share settlement	(191)	—	(109)	—	—	—	(4,511)	—	—	(4,511)
Shares issued under employee stock purchase plan	237	—	—	—	—	—	4,221	—	—	4,221
Repurchase and retirement of common stock	(3,806)	—	—	—	—	—	(59,022)	(1,270)	—	(60,292)
Share repurchase excise tax	—	—	—	—	—	—	—	(459)	—	(459)
Net income	—	—	—	—	—	—	—	5,011	—	5,011
Other comprehensive income	—	—	—	—	—	—	—	—	161	161
Balance as of March 31, 2023	75,659	$1	26,629	$—	(195)	$(644)	$—	$(3,008)	$(212)	$(3,863)
Conversion of Class B common stock to Class A common stock	558	—	(558)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	6	—	449	—	—	—	1,224	—	—	1,224
Issuance of common stock upon the vesting and settlement of RSUs	570	—	198	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	18,040	—	—	18,040
Shares withheld related to net share settlement	(187)	—	(89)	—	—	—	(4,585)	—	—	(4,585)
Repurchase and retirement of common stock	(3,188)	—	—	—	—	—	(14,679)	(35,913)	—	(50,592)
Share repurchase excise tax	—	—	—	—	—	—	—	(392)	—	(392)
Net income	—	—	—	—	—	—	—	14,380	—	14,380
Other comprehensive loss	—	—	—	—	—	—	—	—	(64)	(64)
Balance as of June 30, 2023	73,418	$1	26,629	$—	(195)	$(644)	$—	$(24,933)	$(276)	$(25,852)
Conversion of Class B common stock to Class A common stock	4,161	—	(4,161)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	5	—	268	—	—	—	965	—	—	965
Issuance of common stock upon the vesting and settlement of RSUs	603	—	169	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	19,331	—	—	19,331
Shares withheld related to net share settlement	(209)	—	(76)	—	—	—	(4,321)	—	—	(4,321)
Shares issued under employee stock purchase plan	153	—	—	—	—	—	2,175	—	—	2,175
Repurchase and retirement of common stock	(1,932)	—	—	—	—	—	(18,150)	(10,119)	—	(28,269)
Share repurchase excise tax	—	—	—	—	—	—	—	(186)	—	(186)
Net income	—	—	—	—	—	—	—	24,076	—	24,076
Other comprehensive income	—	—	—	—	—	—	—	—	149	149
Balance as of September 30, 2023	76,199	$1	22,829	$—	(195)	$(644)	$—	$(11,162)	$(127)	$(11,932)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2022
	Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	87,843	$1	30,571	$—	(195)	$(644)	$303,395	$(67,784)	$—	$234,968
Conversion of Class B common stock to Class A common stock	1,446	—	(1,446)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	1,180	—	—	—	2,078	—	—	2,078
Issuance of common stock upon the vesting and settlement of RSUs	354	—	433	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	21,112	—	—	21,112
Shares withheld related to net share settlement	(133)	—	(181)	—	—	—	(5,902)	—	—	(5,902)
Shares issued under employee stock purchase plan	290	—	—	—	—	—	5,293	—	—	5,293
Repurchase and retirement of common stock	(2,420)	—	—	—	—	—	(62,349)	—	—	(62,349)
Net income	—	—	—	—	—	—	—	8,417	—	8,417
Balance as of March 31, 2022	87,380	$1	30,557	$—	(195)	$(644)	$263,627	$(59,367)	$—	$203,617
Conversion of Class B common stock to Class A common stock	663	—	(663)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	5	—	460	—	—	—	1,099	—	—	1,099
Issuance of common stock upon the vesting and settlement of RSUs	275	—	348	—	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	—	—	97	—	—	97
Stock-based compensation	—	—	—	—	—	—	18,200	—	—	18,200
Shares withheld related to net share settlement	(94)	—	(145)	—	—	—	(3,665)	—	—	(3,665)
Repurchase and retirement of common stock	(4,807)	—	—	—	—	—	(82,878)	—	—	(82,878)
Net income	—	—	—	—	—	—	—	13,110	—	13,110
Balance as of June 30, 2022	83,422	$1	30,557	$—	(195)	$(644)	$196,480	$(46,257)	$—	$149,580
Conversion of Class B common stock to Class A common stock	619	—	(619)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	421	—	—	—	646	—	—	646
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon the vesting and settlement of RSUs	380	—	341	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	19,844	—	—	19,844
Shares withheld related to net share settlement	(127)	—	(143)	—	—	—	(5,168)	—	—	(5,168)
Shares issued under employee stock purchase plan	159	—	—	—	—	—	2,836	—	—	2,836
Repurchase and retirement of common stock	(3,363)	—	—	—	—	—	(54,886)	—	—	(54,886)
Net income	—	—	—	—	—	—	—	20,556	—	20,556
Other comprehensive loss	—	—	—	—	—	—	—	—	(146)	(146)
Balance as of September 30, 2022	81,090	$1	30,557	$—	(195)	$(644)	$159,752	$(25,701)	$(146)	$133,262
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$43,467	$42,083
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	58,305	57,478
Depreciation and amortization	8,459	7,989
Provision for bad debts	2,495	2,203
Deferred income taxes	(16,834)	(2,547)
Non-cash lease expense	3,190	3,467
Amortization and accretion of marketable securities	(8,573)	(156)
Other	1,197	2,838
Change in operating assets and liabilities:
Accounts receivable	8,936	(8,186)
Prepaid expenses and other current assets	1,083	(1,740)
Deferred commissions, net	209	(611)
Other assets	426	2,090
Accounts payable	(12,591)	(11,008)
Accrued expenses and other liabilities	(5,996)	(11,163)
Accrued interest	(6,873)	5,938
Deferred revenue	(3,355)	805
Operating lease liabilities	(4,792)	(5,132)
Net cash provided by operating activities	68,753	84,348
Cash flows from investing activities
Purchases of property and equipment	(809)	(2,224)
Capitalized internal-use software costs	(7,531)	(6,336)
Purchases of marketable securities	(323,791)	(186,719)
Paydowns, maturities, and redemptions of marketable securities	421,522	—
Net cash provided by (used in) investing activities	89,391	(195,279)
Cash flows from financing activities
Proceeds from issuance of senior unsecured notes	—	550,000
Payment of senior unsecured notes’ issuance fees	—	(9,378)
Payments of tax withholdings on net settlement of equity awards	(13,417)	(14,735)
Repurchase of common stock	(139,153)	(198,678)
Proceeds from exercise of stock options	3,989	3,950
Proceeds from issuance of stock under employee stock purchase plan	6,396	8,129
Net cash provided by (used in) financing activities	(142,185)	339,288
Net increase in cash and cash equivalents	15,959	228,357
Cash and cash equivalents
Beginning of period	227,380	254,621
End of period	$243,339	$482,978

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

2.    Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies
The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, certain information and disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP have been condensed or omitted.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements.
In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the condensed consolidated financial statements.
There have been no changes in the Company’s accounting policies from those disclosed in the Company’s audited consolidated financial statements and the related notes included in the 2022 Form 10-K.
The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023 or any future period.
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
The Company classifies and accounts for its debt securities as available-for-sale, and it carries such securities at fair value with unrealized gains and losses reported net of tax as a separate component of stockholders’ equity (deficit) in accumulated other comprehensive loss. During the three and nine months ended September 30, 2023, in connection with its available-for-sale debt securities, the Company recorded pre-tax unrealized gains of $0.1 million and $0.2 million, respectively, in other comprehensive income (loss), with no associated tax benefit. The Company recorded pre-tax unrealized losses in other

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
comprehensive income (loss) of $0.2 million with an associated tax benefit of $0.1 million in available-for-sale debt securities during both the three and nine months ended September 30, 2022.
The Company determines any realized gains and losses on the sale of its available-for-sale debt securities using a specific identification method, and it records such gains and losses through other income (expense), net in its condensed consolidated statements of operations. During the three and nine months ended September 30, 2023 and 2022, the Company did not have any sales of its available-for-sale debt securities and consequently, did not reclassify any amounts out of accumulated other comprehensive loss into other income (expense), net in the condensed consolidated statements of operations.
Segments and Geographic Information
The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker, the CEO, regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources. Revenue is attributed to geographic regions based on locations where services are provided to the Company’s customers. Foreign countries outside of the United States, in aggregate, accounted for less than 2% of the Company’s revenue for the three and nine months ended September 30, 2023 and 2022. In addition, property and equipment and operating lease right-of-use (“ROU”) assets outside of the United States were not material as of September 30, 2023 and December 31, 2022.
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
As of September 30, 2023, the Company maintains its cash accounts with several large financial institutions which the Company believes are financially sound. Accordingly, the Company believes minimal credit risk exists with respect to these cash balances.
The Company invests only in highly rated debt and equity securities. The Company believes the financial institutions that hold its investments are financially sound, and accordingly, are subject to minimal credit risk.
One customer accounted for 13% and 12% of the Company’s outstanding accounts receivable as of September 30, 2023 and December 31, 2022, respectively. The Company does not consider the concentration of its accounts receivable to be a material risk. For the three and nine months ended September 30, 2023 and 2022, there were no customers that individually represented 10% or more of revenue.
The Company uses third parties to collect its credit card receivables and believes risk related to its credit card processors is minimal.
Share Repurchase Program
All shares repurchased under the Company’s share repurchase program are purchased for immediate retirement. Repurchased shares reduce the Company’s outstanding shares and its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share. All excess of repurchase price over par value for shares repurchased is allocated to retained earnings to the extent the Company has retained earnings. If the Company has an accumulated deficit, all excess of repurchase price over par value for shares repurchased is allocated first to additional paid-in capital, to the extent the Company has additional paid-in capital, until depleted, and then to accumulated deficit in the Company’s condensed consolidated statements of changes in stockholders’ equity (deficit). The Company may repurchase shares of common stock through open market or privately negotiated

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. For more information on the Company’s share repurchase program, please see Note 9.
Excise Tax Imposed by Inflation Reduction Act
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year, including stock issued to employees. As of September 30, 2023, the Company reflected $1.0 million of excise tax as part of the cost basis of the stock repurchased during the nine months ended September 30, 2023, and recorded a corresponding liability for the excise taxes payable in accrued expenses on its condensed consolidated balance sheet.
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
The Company reviewed all recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

3.    Net Income Per Share
The following table presents the Company’s basic net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income per share, basic:
Net income	$24,076	$20,556	$43,467	$42,083
Weighted average shares of Class A and Class B common stock outstanding	99,800	113,059	101,409	116,184
Net income per share, basic	$0.24	$0.18	$0.43	$0.36

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the Company’s diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income per share, diluted:
Numerator:
Net income	$24,076	$20,556	$43,467	$42,083

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	99,800	113,059	101,409	116,184
Effect of dilutive securities:
Options to purchase common stock	4,608	6,640	4,943	7,255
Unvested restricted stock units	273	111	325	177
Employee stock purchase plan	26	—	11	—
Weighted average shares of Class A and Class B common stock outstanding, diluted	104,707	119,810	106,688	123,616
Net income per share, diluted	$0.23	$0.17	$0.41	$0.34
The following table presents the weighted average number of potentially dilutive common stock equivalents excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	5	102	3	77
Unvested restricted stock units	5,770	6,197	6,032	5,777
Employee stock purchase plan	126	245	136	213
Total shares excluded from diluted net income per share	5,901	6,544	6,171	6,067
In April 2021, the Company granted a restricted stock unit (“RSU”) award (the “CEO Performance Award”), which included service, market, and performance based vesting conditions. The CEO Performance Award is excluded from the above table because none of the market conditions have been met as of September 30, 2023.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4.    Revenue Information
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Subscription	$122,431	$175,129	$402,599	$537,290
Performance-based	33,199	51,839	107,201	156,881
Total revenue	$155,630	$226,968	$509,800	$694,171
The Company recognized $16.9 million and $24.1 million of revenue during the three months ended September 30, 2023 and 2022, respectively, that was included in the deferred revenue balances as of June 30, 2023 and 2022, respectively.
The Company recognized $19.4 million and $23.1 million of revenue during the nine months ended September 30, 2023 and 2022, respectively, that was included in the deferred revenue balances as of December 31, 2022 and 2021, respectively.
As of September 30, 2023 and December 31, 2022, the Company had no contract assets.
Performance Obligations
No revenue was recognized during the three and nine months ended September 30, 2023 and 2022 from performance obligations satisfied in previous periods.
As of September 30, 2023, the Company did not have any material remaining performance obligations expected to be recognized in the future. Generally, any remaining performance obligations relate primarily to subscription services such as time-based job posting plans, upsell services, and resume database plans that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.
5.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued compensation and benefits	$14,126	$31,791
Accrued marketing	9,562	10,937
Accrued commissions	4,331	5,716
Accrued refunds and customer liabilities	2,376	2,863
Accrued partner expenses	2,202	7,465
Accrued non-income taxes	1,739	3,605
Other accrued expenses	7,070	6,738
Total accrued expenses	$41,406	$69,115

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company had no amounts outstanding under its credit facility and was in compliance with the financial covenants as of September 30, 2023. The amount available under the credit facility as of September 30, 2023 was $245.2 million, which is the credit limit less letters of credit outstanding of $4.8 million.
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
The Company includes its Notes, net of debt issuance costs, within long-term borrowings in its condensed consolidated balance sheets. As of September 30, 2023, the Company had a carrying amount of approximately $7.7 million of debt issuance costs related to the Notes.
For both the three months ended September 30, 2023 and 2022, the Company recognized $7.1 million in interest expense related to the Notes, and for the nine months ended September 30, 2023 and 2022, the Company recognized $21.4 million and $20.5 million, respectively, in interest expense related to the Notes, with an effective interest rate of 5.4%. Such interest expense includes $0.3 million and $0.2 million related to the amortization of debt issuance costs for the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $0.7 million related to the amortization of debt issuance costs for the nine months ended September 30, 2023 and 2022, respectively.

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
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of September 30, 2023, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.
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
Restructuring
On May 31, 2023, the Company announced and committed to a restructuring plan to optimize its cost structure and drive long-term efficiency in response to the impact of macroeconomic conditions. This plan resulted in a reduction in the Company’s global workforce of approximately 20%. The Company recorded restructuring costs of $8.3 million during the three months ended June 30, 2023 primarily related to employee severance and continuation of health benefits. Included in the $8.3 million of restructuring costs were non-cash charges of $0.3 million pertaining to fixed asset disposals incurred in conjunction with the restructuring plan. Restructuring costs were presented as $3.9 million in sales and marketing, $3.4 million in research and development, and $1.0 million in general and administrative expenses within the condensed consolidated statements of operations.
During the three months ended September 30, 2023, the Company reversed $0.7 million associated with the restructuring costs liability that existed at June 30, 2023 when it was determined such costs would not need to be paid and recorded additional restructuring costs of $0.3 million related to employee severance and continuation of health benefits. Of the restructuring costs liability outstanding as of September 30, 2023, the Company expects the remaining costs to be paid by the end of 2023.
The following table presents the restructuring costs liability for the nine months ended September 30, 2023, which is included in accrued expenses in the Company’s condensed consolidated balance sheets:

Nine Months Ended
September 30, 2023
Accrual, at December 31, 2022	$—
Expense	8,336
Cash payments	(7,189)
Non-cash adjustments	(650)
Accrual, at September 30, 2023	$497

8.    Financial Instruments
Fair Value Measurements
The following table presents the Company’s financial assets measured at fair value on a recurring basis, as well as the amortized cost basis and gross unrealized gains and losses of those assets as of September 30, 2023 (in thousands):

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$217,930	$—	$—	$217,930	$217,930	$—
Money market mutual funds	17,308	—	—	17,308	17,308	—
U.S. treasury securities	160,817	4	(46)	160,775	2,500	158,275
Subtotal	396,055	4	(46)	396,013	237,738	158,275
Level 2:
Commercial paper	21,316	—	—	21,316	—	21,316
Certificates of deposit	5,518	—	—	5,518	—	5,518
Corporate notes and obligations	41,397	3	(42)	41,358	5,601	35,757
Asset-backed securities	9,958	2	(22)	9,938	—	9,938
U.S. agency securities	22,886	—	(25)	22,861	—	22,861
Subtotal	101,075	5	(89)	100,991	5,601	95,390
Total cash, cash equivalents, and marketable securities	$497,130	$9	$(135)	$497,004	$243,339	$253,665
As of December 31, 2022, the Company’s financial assets consisted of the following (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$166,341	$—	$—	$166,341	$166,341	$—
Money market mutual funds	49,545	—	—	49,545	49,545	—
U.S. treasury securities	204,580	9	(180)	204,409	2,995	201,414
Subtotal	420,466	9	(180)	420,295	218,881	201,414
Level 2:
Commercial paper	41,348	—	—	41,348	—	41,348
Certificates of deposit	6,116	—	—	6,116	—	6,116
Corporate notes and obligations	63,912	10	(202)	63,720	1,519	62,201
Asset-backed securities	15,150	17	(29)	15,138	—	15,138
U.S. agency securities	23,736	5	(3)	23,738	6,980	16,758
Subtotal	150,262	32	(234)	150,060	8,499	141,561
Total cash, cash equivalents, and marketable securities	$570,728	$41	$(414)	$570,355	$227,380	$342,975
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The carrying amounts of the Company’s remaining financial instruments not discussed in the above table, including accounts receivable, accounts payable, and accrued expenses, approximate fair value because of their short-term maturities, except for the Company’s senior unsecured notes which are valued on a quarterly basis for disclosure purposes only based on quoted prices for the notes in less active markets and categorized accordingly as Level 2 in the fair value hierarchy. The aggregate fair value of the Notes as of September 30, 2023 was estimated to be approximately $434.5 million.
Equity Securities
The Company’s investments in equity securities consist primarily of money market mutual funds. During the three and nine months ended September 30, 2023 and 2022, the Company recorded no material unrealized gains or losses in connection with its money market mutual funds held as of September 30, 2023.
Available-for-sale Debt Securities
The following table summarizes the fair value of the Company’s available-for-sale debt securities by contractual maturity as of September 30, 2023 (in thousands):

Due within 1 year	$254,522
Due after 1 year through 5 years	7,243
Total available-for-sale debt securities	$261,765
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2023 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$5,633	$(20)	$236	$(2)	$5,869	$(22)
Corporate notes and obligations	27,991	(19)	5,836	(23)	33,827	(42)
U.S. treasury securities	97,537	(46)	—	—	97,537	(46)
U.S. agency securities	20,360	(25)	—	—	20,360	(25)
Total available-for-sale debt securities	$151,521	$(110)	$6,072	$(25)	$157,593	$(135)
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months as of December 31, 2022 (in thousands):

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair Value	Gross Unrealized Losses
Asset-backed securities	$6,598	$(29)
Corporate notes and obligations	55,136	(202)
U.S. treasury securities	149,128	(180)
U.S. agency securities	7,517	(3)
Total available-for-sale debt securities	$218,379	$(414)
The Company had no available-for-sale debt securities in a continuous unrealized loss position for more than 12 months as of December 31, 2022.
The Company did not recognize any credit losses for its available-for-sale debt securities during the three and nine months ended September 30, 2023 and 2022. The Company had no ending allowance balances for credit losses as of September 30, 2023 or December 31, 2022.
During the three and nine months ended September 30, 2023 and 2022, the Company had no sales of its available-for-sale debt securities.

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
During the nine months ended September 30, 2023, the Company repurchased 8.9 million shares of its Class A common stock for $138.9 million under the Program, including 6.9 million shares of its Class A common stock delivered under a Rule 10b5-1 plan totaling $110.7 million, 1.9 million shares of its Class A common stock purchased in the open market totaling $28.2 million, and 0.1 million shares of its Class A common stock delivered upon the final settlement of an accelerated share repurchase agreement that the Company entered into in December 2022 with a major financial institution for which the payment was made in December 2022.
Approximately $71.8 million remains available for future repurchases of Class A common stock under the Program as of September 30, 2023.
All shares repurchased under the Program were immediately retired. Repurchased shares reduced the Company’s outstanding shares and its weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10.    Stock-Based Compensation
Total stock-based compensation expense is recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$171	$210	$495	$613
Sales and marketing	3,068	2,890	9,567	7,947
Research and development	8,921	7,655	26,686	23,215
General and administrative	6,935	8,569	21,557	25,703
Total stock-based compensation	$19,095	$19,324	$58,305	$57,478
Equity Incentive Plan and Employee Stock Purchase Plan
Under the Company’s 2021 Equity Incentive Plan, as of September 30, 2023, 24.4 million shares of Class A common stock were authorized, of which 14.2 million shares of Class A common stock were available for future issuance. The number of shares reserved for issuance was increased in January 2023 pursuant to the evergreen provisions set forth in the 2021 Equity Incentive Plan.
Under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), as of September 30, 2023, 3.0 million shares of Class A common stock were authorized. The number of shares reserved for issuance was increased in January 2023 pursuant to the evergreen provisions set forth in the ESPP.
The ESPP provides for concurrent six-month offering and purchase periods beginning February 15 and August 15 of each year. During the three months ended September 30, 2023, 0.2 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $2.2 million. During the nine months ended September 30, 2023, 0.4 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $6.4 million.
For the ESPP, the Company recorded stock-based compensation expense of $0.5 million and $1.5 million during the three and nine months ended September 30, 2023, respectively, and $0.6 million and $1.9 million during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, there was $1.1 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the offering period ending February 14, 2024. As of September 30, 2023, the Company recorded a liability of $0.9 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses in the condensed consolidated balance sheets.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock Options
A summary of the Company’s stock option activity for the nine months ended September 30, 2023 is as follows (in thousands, except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2022	6,746	$2.31
Granted	—	—
Exercised	(1,394)	2.50
Forfeited/Canceled	(36)	2.58
Outstanding at September 30, 2023	5,316	$2.26
Exercisable at September 30, 2023	5,210	$2.26
As of September 30, 2023, total remaining stock-based compensation expense for unvested stock options is $1.4 million, which is expected to be recognized over a weighted average period of 0.7 years.
Restricted Stock Units
The Company’s CEO Performance Award provides for a grant of 1.4 million RSUs consisting of five vesting tranches with a vesting schedule based upon achieving stock price targets as well as satisfying certain minimum service requirements. During the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $1.5 million and $4.5 million, respectively, related to the CEO Performance Award. During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of $1.5 million and $4.4 million, respectively, related to the CEO Performance Award.
For all RSUs, excluding the CEO Performance Award, the Company recorded stock-based compensation expense of $16.7 million and $51.3 million during the three and nine months ended September 30, 2023, respectively, and $17.1 million and $50.2 million during the three and nine months ended September 30, 2022, respectively.
A summary of the Company’s RSU activity for the nine months ended September 30, 2023 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	7,641	$21.20
Granted	4,820	20.49
Vested	(2,333)	22.64
Forfeited/Canceled	(1,434)	21.99
Unvested at September 30, 2023	8,694	$20.17
As of September 30, 2023, total unrecognized stock-based compensation expense for RSUs associated with the CEO Performance Award was $8.9 million, which is expected to be recognized over a weighted average period of 1.8 years. The Company had no other performance-based RSUs as of September 30, 2023. For the remaining RSUs, total unrecognized stock-based compensation expense for unvested RSUs as of September 30, 2023 was $145.5 million, which is expected to be recognized over a weighted average period of 1.5 years.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.    Income Taxes
The Company computes its provision (benefit) for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The income tax expense, effective tax rates, and statutory federal income tax rates for the three and nine months ended September 30, 2023 and September 30, 2022 were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax expense	$5,934	$1,875	$15,376	$5,884
Effective tax rate	19.8%	8.4%	26.1%	12.3%
Statutory federal income tax rate	21%	21%	21%	21%
The effective tax rate for the three months ended September 30, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes, tax detriments relating to the settlement of RSUs, certain non-deductible expenses, and limitations on the amount of deductible officer compensation, more than offset by the net tax benefits from research and development tax credits. The effective tax rate for the nine months ended September 30, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes, tax detriments relating to the settlement of RSUs, certain non-deductible expenses, and limitations on the amount of deductible officer compensation, partially offset by the net tax benefits from research and development tax credits. The effective tax rate for the three and nine months ended September 30, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits relating to the exercise of non-qualified stock options and settlement of RSUs and from the tax benefits from research and development tax credits, partially offset by state taxes, non-deductible expenses including certain stock-based compensation expenses, and limitations on the amount of deductible officer compensation.
During the three and nine months ended September 30, 2023, the Company continued to record reserves for the current year uncertain tax positions recognized within the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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
For the three months ended September 30, 2023, our revenue was $155.6 million and we generated net income of $24.1 million and Adjusted EBITDA of $54.4 million. For the three months ended September 30, 2022, our revenue was $227.0 million, and we generated net income of $20.6 million and Adjusted EBITDA of $51.7 million. For the nine months ended September 30, 2023, our revenue was $509.8 million and we generated net income of $43.5 million and Adjusted EBITDA of $132.9 million. For the nine months ended September 30, 2022, our revenue was $694.2 million, and we generated net income of $42.1 million and Adjusted EBITDA of $134.3 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”

KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023
Quarterly Paid Employers	150,233	156,537	135,703	108,296	105,948	101,634	89,668
Revenue per Paid Employer	$1,513	$1,533	$1,673	$1,944	$1,734	$1,677	$1,736

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Adjusted EBITDA	$54,380	$51,662	$132,914	$134,259
Adjusted EBITDA margin	35%	23%	26%	19%
Quarterly Paid Employers
We quantify the revenue-generating customer base as the number of Paid Employers in our marketplace. The Quarterly Paid Employer metric includes all actively recruiting employers (or entities acting on behalf of employers) on a paying subscription plan or performance marketing campaign for at least one day in a given quarter. Paid Employers excludes employers from our third-party sites or other indirect channels, employers who are not actively recruiting, and employers on free-trials. This group of employers excluded from our Paid Employer count does not contribute a significant amount of revenue.
In the quarter ended September 30, 2023, Quarterly Paid Employers decreased when compared to the quarter ended June 30, 2023. The U.S. labor market continued to be impacted by high inflation and high interest rates, which posed challenges for many businesses. This cooling labor market drove the sequential decrease as employers continued to feel the impact of rising operating expenses and other macroeconomic headwinds. We continued to observe employers moderating hiring plans and reducing recruitment budgets in response to economic uncertainty. This has resulted in atypical seasonal hiring patterns, with online hiring demand declining throughout the first three quarters of 2023.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the quarter ended September 30, 2023, Revenue per Paid Employer increased slightly when compared to the quarter ended June 30, 2023. While we saw Quarterly Paid Employers decrease during the quarter ended September 30, 2023, reflecting the current softness in hiring demand amidst the challenging economic climate, we believe our products and services continued to improve and offered more value for employers of all sizes including offering solutions with the best matching technology to help employers identify and recruit standout candidates.

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
The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income(1)	$24,076	$20,556	$43,467	$42,083
Stock-based compensation	19,095	19,324	58,305	57,478
Depreciation and amortization	2,619	2,867	8,459	7,989
Interest expense	7,351	7,361	22,038	21,157
Other (income) expense, net	(4,695)	(321)	(14,731)	(332)
Income tax expense	5,934	1,875	15,376	5,884
Adjusted EBITDA	$54,380	$51,662	$132,914	$134,259
____________
(1)Net income includes one-time charges resulting from our restructuring plan announced on May 31, 2023 to reduce our global workforce by approximately 20%. Restructuring activity for the three months ended September 30, 2023 reflects $0.7 million in costs reversed when it was determined such costs would not need to be paid, partially offset by restructuring costs of $0.3 million related to employee severance and continuation of health benefits. Restructuring activity for the nine months ended September 30, 2023 reflects $7.9 million net costs primarily related to employee severance and continuation of health benefits.

The following tables present net income margin and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Revenue	$155,630	$226,968	$509,800	$694,171
Net income	24,076	20,556	43,467	42,083
Net income margin	15%	9%	9%	6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Revenue	$155,630	$226,968	$509,800	$694,171
Adjusted EBITDA	54,380	51,662	132,914	134,259
Adjusted EBITDA margin	35%	23%	26%	19%
Impact of Macroeconomic Conditions
We had a lower number of Quarterly Paid Employers in our marketplace in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022, primarily due to the labor market continuing to be impacted by high inflation and high interest rates which posed challenges to many businesses. In the quarter ended September 30, 2023, we delivered $155.6 million in revenue, a 31% decrease compared to the quarter ended September 30, 2022. Despite Revenue per Paid Employer being higher in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 as our products and services continued to improve and offered more value for employers, we saw employers significantly pull back on spend on products and services in our marketplace amidst the challenging macroeconomic conditions during the quarter ended September 30, 2023.

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
We expect cost of revenue to increase in absolute dollars in future periods due to payment processing fees, third-party hosting fees, personnel-related costs to support additional transaction volume, and amortization expense associated with our capitalized internal-use software and development cost. We expect our cost of revenue as a percentage of revenue to remain relatively flat from year to year but may vary from quarter to quarter as a percentage of our revenue due to the timing and extent of these expenses.
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
We expect that sales and marketing expenses will increase on an absolute dollar basis as we plan to continue to invest in sales and marketing to attract both employers and job seekers to our marketplace and to increase our brand awareness. However, sales and marketing expenses may vary from period to period as a percentage of revenue for the foreseeable future as we constantly measure the expected returns of specific sales and marketing initiatives and adjust spend levels up or down accordingly. This discipline has been a key aspect of our strong financial performance through a wide range of macroeconomic conditions. We expect that these expenses will continue to be our largest operating expense category for the foreseeable future as we continue to expand on our sales and marketing efforts.
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
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rate for the three months ended September 30, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes, tax detriments relating to the settlement of RSUs, certain non-deductible expenses, and limitations on the amount of deductible officer compensation, more than offset by the net tax benefits from research and development tax credits. The effective tax rate for the nine months ended September 30, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes, tax detriments relating to the settlement of RSUs, certain non-deductible expenses, and limitations on the amount of deductible officer compensation, partially offset by the net tax benefits from research and development tax credits. The effective tax rate for the three and nine months ended September 30, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits relating to the exercise of non-qualified stock options and settlement of RSUs and from the net tax benefits from research and development tax credits, partially offset by state taxes, non-deductible expenses including certain stock-based compensation expenses, and limitations on the amount of deductible officer compensation.
Results of Operations
The following table sets forth our consolidated results of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue(1)	$155,630	$226,968	$509,800	$694,171
Cost of revenue(2)	14,533	21,839	50,831	65,202
Gross profit	141,097	205,129	458,969	628,969
Operating expenses
Sales and marketing(2)(3)	55,648	112,574	216,171	386,795
Research and development(2)(3)	32,136	33,008	109,047	93,577
General and administrative(2)(3)	20,647	30,076	67,601	79,805
Total operating expenses	108,431	175,658	392,819	560,177
Income from operations	32,666	29,471	66,150	68,792
Other income (expense)
Interest expense	(7,351)	(7,361)	(22,038)	(21,157)
Other income (expense), net	4,695	321	14,731	332
Total other income (expense), net	(2,656)	(7,040)	(7,307)	(20,825)
Income before income taxes	30,010	22,431	58,843	47,967
Income tax expense	5,934	1,875	15,376	5,884
Net income	$24,076	$20,556	$43,467	$42,083

____________
(1)Revenue was comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Subscription revenue	$122,431	$175,129	$402,599	$537,290
Performance-based revenue	33,199	51,839	107,201	156,881
Total revenue	$155,630	$226,968	$509,800	$694,171

(2)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$171	$210	$495	$613
Sales and marketing	3,068	2,890	9,567	7,947
Research and development	8,921	7,655	26,686	23,215
General and administrative	6,935	8,569	21,557	25,703
Total stock-based compensation	$19,095	$19,324	$58,305	$57,478
(3)Includes one-time charges resulting from our restructuring plan announced on May 31, 2023 to reduce our global workforce by approximately 20%. Restructuring activity for the three months ended September 30, 2023 reflects $0.7 million in costs reversed when it was determined such costs would not need to be paid, partially offset by restructuring costs of $0.3 million related to employee severance and continuation of health benefits. Restructuring activity for the nine months ended September 30, 2023 reflects $7.9 million net costs primarily related to employee severance and continuation of health benefits, presented as $3.6 million in sales and marketing, $3.3 million in research and development, and $1.0 million in general and administrative expenses for the nine months ended September 30, 2023.

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$155,630	$226,968	$(71,338)	(31)%	$509,800	$694,171	$(184,371)	(27)%
Revenue decreased by $71.3 million, or 31%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, reflecting the lower number of Quarterly Paid Employers in our marketplace primarily due to the labor market continuing to be impacted by high inflation and high interest rates in the current period which posed challenges to many businesses. Subscription revenue decreased by $52.7 million, or 30%, and performance-based revenue decreased by $18.6 million, or 36%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Despite Revenue per Paid Employer being higher in the current period as our products and services continued to improve and offered more value for employers, we saw employers significantly pull back on spend on products and services in our marketplace amidst the challenging macroeconomic conditions during the three months ended September 30, 2023.
Revenue decreased by $184.4 million, or 27%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, reflecting the lower number of Quarterly Paid Employers in our marketplace primarily due to the labor market continuing to be impacted by high inflation and high interest rates in the current period which posed challenges to many businesses. Subscription revenue decreased by $134.7 million, or 25%, and performance-based revenue decreased by $49.7 million, or 32%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Despite Revenue per Paid Employer being higher in the current period as our products and services continued to improve and offered more value for employers, we saw employers significantly pull back on spend on products and services in our marketplace amidst the challenging macroeconomic conditions during the nine months ended September 30, 2023.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$14,533	$21,839	$(7,306)	(33)%	$50,831	$65,202	$(14,371)	(22)%
Gross margin	91%	90%			90%	91%
Cost of revenue decreased by $7.3 million, or 33%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to a decrease in job distribution costs from performance-based revenue of $2.1 million, a decrease of $1.8 million in credit card processing fees, and a decrease of $1.8 million in partner revenue share amounts. The gross margins were 91% and 90% in the three months ended September 30, 2023 and September 30, 2022, respectively, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.
Cost of revenue decreased by $14.4 million, or 22%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a decrease of $6.9 million in job distribution costs from performance-based revenue, a decrease of $4.2 million in credit card processing fees, and a decrease of $4.2 million in partner revenue share amounts. The gross margins were 90% and 91% in the nine months ended September 30, 2023 and September 30, 2022, respectively, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$55,648	$112,574	$(56,926)	(51)%	$216,171	$386,795	$(170,624)	(44)%
Percentage of revenue	36%	50%			42%	56%

Sales and marketing expenses decreased by $56.9 million, or 51%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily driven by a $48.5 million decrease in marketing and advertising compared to the prior-year period reflecting our discipline in proactively adjusting marketing spend levels in relation to the macroeconomic conditions. Personnel-related costs for our sales and marketing employees decreased by $8.1 million, primarily due to a decrease in headcount as a result of our reduction in force.
Sales and marketing expenses decreased by $170.6 million, or 44%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily driven by a $167.8 million decrease in marketing and advertising compared to the prior-year period reflecting our discipline in proactively adjusting marketing spend levels in relation to the macroeconomic conditions. Personnel-related costs for our sales and marketing employees decreased by $9.7 million, primarily due to a decrease in headcount as a result of our reduction in force. These decreases were partially offset by one-time restructuring costs of $3.6 million related to our reduction in force and an increase of $1.6 million in stock-based compensation expense.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$32,136	$33,008	$(872)	(3)%	$109,047	$93,577	$15,470	17%
Percentage of revenue	21%	15%			21%	13%

Research and development expenses remained flat for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Research and development expenses increased by $15.5 million, or 17%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an $8.0 million increase in our personnel-related expenses for our research and development employees attributable to an increase in headcount, an increase of $3.5 million in stock-based compensation expense, one-time restructuring costs of $3.3 million related to our reduction in force, and an increase of $1.6 million in software expenses.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$20,647	$30,076	$(9,429)	(31)%	$67,601	$79,805	$(12,204)	(15)%
Percentage of revenue	13%	13%			13%	11%

General and administrative expenses decreased by $9.4 million, or 31%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily driven by a decrease of $7.0 million in personnel-related costs for our general and administrative employees, attributable to a decrease in headcount as a result of our reduction in force, and a $1.6 million decrease in stock-based compensation expense.
General and administrative expenses decreased by $12.2 million, or 15%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by a $7.4 million decrease in personnel-related costs for our general and administrative employees, attributable to a decrease in headcount as a result of our reduction in force, and a $4.1 million decrease in stock-based compensation expense. These decreases were partially offset by one-time restructuring costs of $1.0 million related to our reduction in force.

Total Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Total other income (expense), net	$(2,656)	$(7,040)	$4,384	(62)%	$(7,307)	$(20,825)	$13,518	(65)%

Total other income (expense), net, decreased by $4.4 million, or 62%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily driven by a $2.6 million increase related to income accretion for our marketable securities purchased at a discount, as well as a $1.8 million increase in interest income earned on both our marketable securities and cash equivalents. During the three months ended September 30, 2022, we began investing in our investment portfolio to manage our excess cash reserves.
Total other income (expense), net, decreased by $13.5 million, or 65%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by a $8.7 million increase related to income accretion for our marketable securities purchased at a discount, as well as a $5.2 million increase in interest income earned on both our marketable securities and cash equivalents. During the three months ended September 30, 2022, we began investing in our investment portfolio to manage our excess cash reserves.
Income Tax Expense (Benefit)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$5,934	$1,875	$4,059	216%	$15,376	$5,884	$9,492	161%
Effective tax rate	19.8%	8.4%			26.1%	12.3%

Income tax expense increased $4.1 million, or 216%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in income tax expense is primarily due to increased income before income taxes and decreased tax benefits from stock-based compensation.
Income tax expense increased $9.5 million, or 161%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in income tax expense is primarily due to increased income before income taxes and decreased tax benefits from stock-based compensation.
Liquidity and Capital Resources
As of September 30, 2023, we had cash, cash equivalents, and marketable securities totaling $497.0 million and $245.2 million available in unused borrowing capacity under our current credit facility. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes. As of September 30, 2023, we had no amounts outstanding under our credit facility.

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
Credit Facility
In April 2021, we entered into a $250.0 million credit facility agreement with a syndicate of banks. The credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon our Net Leverage Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing 12 months of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. We are also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the credit facility at a rate between 0.25% to 0.35%, depending on our Net Leverage Ratio. The amount available under the credit facility is reduced by letters of credit outstanding, which totaled $4.8 million as of September 30, 2023. The letters of credit outstanding relate to various leased office spaces.
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
We have no amounts outstanding under the credit facility and are in compliance with our debt covenants as of September 30, 2023.

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
Share Repurchase Program
During the year ended December 31, 2022, our board of directors authorized us to repurchase up to $450.0 million of our outstanding common stock, with no fixed expiration. In May 2023, our board of directors authorized an increase to the share repurchase program of $100.0 million. During the nine months ended September 30, 2023, we repurchased 8.9 million shares of our Class A common stock for $138.9 million under our share repurchase program, including 6.9 million shares of our Class A common stock delivered under a Rule 10b5-1 plan totaling $110.7 million, 1.9 million shares of our Class A common stock purchased in the open market totaling $28.2 million, and 0.1 million shares of our Class A common stock delivered upon the final settlement of an accelerated share repurchase agreement that we entered into in December 2022 with a major financial institution for which the payment was made in December 2022.
Approximately $71.8 million remains available for future repurchases of our Class A common stock under our share repurchase program as of September 30, 2023. For more information, see Note 9 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Investments
During the three and nine months ended September 30, 2023, we continued investing primarily in highly rated debt securities and money market mutual funds to manage our excess cash reserves. The primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments. We consider all of our investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities within current assets in our condensed consolidated balance sheets.
As of September 30, 2023, we held $279.1 million in total investments, consisting of money market mutual funds and available-for-sale debt securities. These investments are included within cash and cash equivalents and marketable securities within our condensed consolidated balance sheets. For more information, see Note 8 – Financial Instruments to our condensed consolidated financial statements included in this report.
Institutional Insured Liquid Deposit
In March 2023, we entered into a cash management program called Institutional Insured Liquid Deposit, or IILD, with Wells Fargo, which acts as our agent and the custodian of our funds. With the IILD,

our funds are placed into interest-bearing FDIC-insured accounts at participating network banks in increments of slightly less than the FDIC insurance limit of $250,000. Both principal and interest earned are eligible for FDIC insurance under our IILD program. As of September 30, 2023, we had $119.0 million in the IILD.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022

Net cash provided by operating activities	$68,753	$84,348
Net cash provided by (used in) investing activities	89,391	(195,279)
Net cash provided by (used in) financing activities	(142,185)	339,288
Net increase in cash and cash equivalents	$15,959	$228,357
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the nine months ended September 30, 2023, cash provided by operating activities was $68.8 million resulting from our net income of $43.5 million, adjusted by non-cash charges of $48.2 million and a net decrease of $23.0 million in our operating assets and liabilities. The non-cash charges primarily resulted from $58.3 million for stock-based compensation expense, $8.5 million pertaining to amortization of intangible assets and depreciation, and $3.2 million pertaining to non-cash lease expense, partially offset by $16.8 million related to the change in our deferred tax assets driven by our current year capitalization of research costs from a tax perspective and the tax-related impact of stock-based compensation, and $8.6 million in amortization and accretion of marketable securities. The decrease of $23.0 million related to changes in our operating assets and liabilities was primarily driven by an $18.6 million decrease in our accounts payable and accrued expenses and other liabilities, a $6.9 million decrease in our accrued interest associated with our senior unsecured notes, a $4.8 million decrease in our operating lease liabilities, and a $3.4 million decrease in our deferred revenue, partially offset by a $8.9 million decrease in accounts receivable associated with a decrease in revenue due to a lower number of Quarterly Paid Employers in our marketplace compared to the prior-year period, and a $1.1 million decrease in prepaid expenses and other assets.
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
Investing Activities
For the nine months ended September 30, 2023, cash provided by investing activities was $89.4 million resulting from $421.5 million received from paydowns, maturities and redemptions of marketable securities, partially offset by $323.8 million used in purchases of marketable securities and an increase in capitalized software development costs of $7.5 million.
For the nine months ended September 30, 2022, cash used in investing activities was $195.3 million resulting from our purchases of $186.7 million in investments, an increase in capitalized software development costs of $6.3 million and an increase in capital expenditures of $2.2 million primarily related to purchases of computer supplies and equipment.
Financing Activities
For the nine months ended September 30, 2023, cash used in financing activities was $142.2 million which consisted of $139.2 million used for the repurchase of common stock and $13.4 million for the net settlement of taxes on RSUs, partially offset by $6.4 million of proceeds from the issuance of stock under the employee stock purchase plan, and $4.0 million of proceeds from the exercise of stock options.
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
Obligations and Other Commitments
See our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or the 2022 Form 10-K, for our future minimum commitments related to certain software service agreements. Through September 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Lastly, we are subject to interest rate risk in connection with our investments. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. To minimize interest rate risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial market, money market mutual funds, U.S. government and agency securities, and corporate debt securities. To assess interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio. Based on investment positions as of September 30, 2023, a hypothetical increase in interest rates of 100 basis points across all maturities would result in a $0.6 million decrease in the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There has been volatility in financial markets as a result of a number of factors, including, but not limited to, global conflict, inflation, changes in interest rates, and volatile markets. There is a risk that as a result of these macroeconomic factors, we could continue to experience declines in all, or in portions, of our business. Economic uncertainty may cause some of our current or potential employers to curtail spending in our marketplace and may ultimately result in cost challenges to our operations. For example, our employers, including those of our employers that are banks, may be adversely affected by any bank failure or other event affecting financial institutions. Any resulting adverse effects to our employers’ liquidity or financial performance could reduce the demand for our services or affect our allowance for expected credit losses and collectability of accounts receivable. These adverse conditions could result in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by decreased demand for job postings and our services. If general economic conditions significantly deviate from present levels, our business, financial condition, and operating results could be adversely affected.

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
While we earned net income of $61.5 million, $3.6 million, and $86.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, we have incurred significant net losses in the past. As of September 30, 2023, we had an accumulated deficit of $11.2 million. We expect to incur additional expenses in connection with legal, accounting, and other administrative expenses related to operating as a public company in addition to ongoing stock-based compensation expense related to the vesting of our RSUs. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods. As a result, we may generate losses. We cannot ensure that we will continue to achieve profitability in the future or that we can sustain profitability.
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
Many employers and job seekers access our marketplace through our mobile website and job seekers also have the ability to access our marketplace through our mobile apps. We must ensure that the experience for our mobile offerings is optimized to ensure a positive experience. It requires us to develop and enhance our offerings to be specifically designed for mobile devices, such as social media job postings. If we cannot optimize our websites and apps cost effectively and improve the monetization capabilities of our mobile services, we may not remain competitive, which may negatively affect our business and results of operations.
Additionally, there is no guarantee that job seekers will use our mobile apps rather than competing marketplaces. We are dependent on the interoperability of our mobile apps with popular third-party mobile operating systems such as Apple’s iOS and Google’s Android, and their placement in popular app stores like the Apple App Store and Google Play Store, and any changes in such systems that degrade our apps’ functionality or give preferential treatment or app store placement to competitive apps could adversely affect the access and usage of our apps on mobile devices. If it is more difficult for employers and job seekers to access and use our mobile offerings on their mobile devices, our growth and engagement levels could be harmed.
We face risks associated with having operations and employees located in Israel.
A significant portion of our technology team is located in Israel. As a result, political, economic and military conditions in Israel may directly affect our business. In October 2023, Hamas conducted several terrorist attacks in Israel resulting in ongoing war throughout the country, as well as significant military activity, loss of life, casualties, damage to property in the region, and the temporary closure of our office in Israel for several days. In addition, some of our employees located in Israel are obligated to perform annual reserve duty in the Israel Defense Forces, and may be called to active military duty in emergency circumstances, including the war against Hamas. We cannot assess the impact that emergency conditions in Israel and any escalation or broadening thereof may have on our business, operations, financial condition or results of operations, but the impact of such conditions could be material. For example, instability in the region could directly impact our ability to operate our business (or any local contractors’ ability to operate their businesses) or cause international currency markets to fluctuate. Additionally, if a significant portion of our employees located in Israel are called for active duty for a significant period of time, or if international political instability and geopolitical tensions continue or increase in the greater Middle East region, our operations, including the development and launch of additional products or services, may be disrupted, which could materially and adversely affect our business and results of operations.
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
We receive, collect, store, process, transfer, and use personal information and other user data. There are numerous federal, state, local, and international laws and regulations regarding data privacy, data protection, AI (including machine learning) information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content. The scope of these laws and regulations is changing, subject to differing interpretations, and may be inconsistent among countries or between U.S. states, or conflict with other laws and regulations.
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

Additionally, the California Consumer Privacy Act, or CCPA, which afforded new data privacy rights for consumers and new operational requirements for companies, came into force in 2020, and also provides for fines for noncompliance. The California Privacy Rights and Enforcement Act of 2020, or CPRA, which took effect on January 1, 2023, further expanded the CCPA with additional data privacy compliance requirements and rights for California consumers, and established a new regulatory agency dedicated to enforcing those requirements. Comprehensive privacy legislation has also been enacted in more than one-fourth of U.S. states (with Colorado, Connecticut, and Virginia already in effect, and other states including Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, and Utah each going into effect within the next few years) and each imposes similar, but not identical, compliance obligations. In addition, several data privacy proposals (including proposed comprehensive legislation) are pending before U.S. federal and state legislative and regulatory bodies, which may impose significant obligations and restrictions. The effects of these laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, and increase our potential exposure to regulatory enforcement and/or litigation. In addition, New York City currently regulates the use of automated employment decision tools by employers and employment agencies. The costs of compliance with, and other burdens imposed by, the GDPR, the UK GDPR, the DPA, the CCPA, and others may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat, process, or store such information.
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
Regulators continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures that we use to verify the identity of our users and to monitor our marketplace for potential illegal activity. In addition, any policies and procedures that we implement to comply with OFAC regulations may not be effective, including in preventing users from using our services within the OFAC-sanctioned countries of North Korea, Syria, Cuba, Iran, Russia, and the breakaway regions of Ukraine (which currently include Crimea, Donetsk and Luhansk), or additional countries or regions that may be included from time-to-time. Given the technical limitations in developing controls to prevent, among other things, the ability of users to publish in our marketplace false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by OFAC or are located in a country subject to an embargo by the United States that may not be in compliance with the economic sanctions regulations administered by OFAC.

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
We and our employers and job seekers are subject to a wide variety of foreign and domestic laws. Laws, regulations, and standards governing issues that may affect us, such as employment, payments, whistleblowing and worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, data security, AI, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, modern slavery obligations, background checks, and escheatment are often complex and subject to varying interpretations, and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies. Many of these laws do not contemplate or address the unique issues of the internet, mobile, and related technologies. Other laws and regulations in response to internet, mobile, and related technologies may also be adopted, implemented, or interpreted to apply to us and other online services marketplaces or our users. Likewise, these laws affect our users, and their application, or uncertainty around their application, may affect demand for our marketplace.

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
We had $550.0 million of indebtedness (excluding intercompany indebtedness) and $245.2 million available under our credit facility as of September 30, 2023. Our indebtedness could have important consequences, including:
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
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of September 30, 2023, the holders of our outstanding Class B common stock beneficially owned approximately 22.9% of our outstanding common stock as a class and held approximately 85.6% of the voting power of our outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Ian Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

As of September 30, 2023, the board of directors has authorized us to repurchase up to $550.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. Approximately $71.8 million remains available for future repurchases under our $550.0 million share repurchase program as of September 30, 2023.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2023 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2023 to July 31, 2023	—	—	—
August 1, 2023 to August 31, 2023	—	—	—
September 1, 2023 to September 30, 2023
Open market repurchases	1,932	$14.61	1,932
Total	1,932			$71,769
____________
(1)As of September 30, 2023, the board of directors authorized us to repurchase up to $550.0 million of our common stock under the share repurchase program, of which $478.2 million had been utilized. The remaining $71.8 million in the table represents the amount available to repurchase shares under the share repurchase program as of September 30, 2023. We may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors. For more information, see Note 9 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2023, six individuals serving as a director and/or an officer (as defined in Rule 16a-1(f) of the Exchange Act) of our company adopted or terminated a trading plan for the purchase or sale of our securities as described in Item 408 of Regulation S-K. The material terms of these plans, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the “Rule 10b5-1 Plans”), are as follows:
•On August 25, 2023, Ryan Sakamoto, our Executive Vice President, Chief Legal Officer, adopted a Rule 10b5-1 Plan for the potential sale of up to 51,232 shares of common stock. The plan’s expiration date is December 31, 2024.
•On September 8, 2023, Qasim Saifee, our Chief Operating Officer, adopted a Rule 10b5-1 Plan for the potential sale of up to 442,225 shares of common stock. The plan’s expiration date is December 31, 2024.
•On September 11, 2023, The Siegel Family Trust dtd 11/7/2005, affiliated with Ian Siegel, our Chief Executive Officer, adopted a Rule 10b5-1 Plan for the potential sale of up to 2,000,000 shares of common stock. The plan’s expiration date is December 27, 2024.

•On September 12, 2023, Amy Garefis, our Executive Vice President, Chief People Officer, adopted a Rule 10b5-1 Plan for the potential sale of up to 80,457 shares of common stock. The plan’s expiration date is December 31, 2024.
•On September 12, 2023, The Yarbrough Family Trust, affiliated with Timothy Yarbrough, our Executive Vice President, Chief Financial Officer, adopted a Rule 10b5-1 Plan for the potential sale of up to 179,825 shares of common stock. The plan’s expiration date is December 31, 2024.
•On September 14, 2023, David Travers, our President, adopted a Rule 10b5-1 Plan for the potential sale of up to 349,888 shares of common stock. The plan’s expiration date is December 27, 2024.
Each of the 10b5-1 Plans included a representation from the officer to the broker administering the plan that they were not in possession of any material nonpublic information regarding our company or the securities subject to the plan. A similar representation was made to us in connection with the adoption of the plan under our insider trading policy. Those representations were made as of the date of adoption of the 10b5-1 Plans, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the officer was unaware, or with respect to any material nonpublic information acquired by the officer or us after the date of the representation.

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

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on November 8, 2023.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer

By:	/s/ Timothy Yarbrough
Timothy Yarbrough
Executive Vice President, Chief Financial Officer