Form 10-K
period 2023-12-31
ZIPRECRUITER, INC.
filed 2024-02-28
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, was $1.2 billion (based on the closing price for the shares of the registrant’s common stock as reported by the New York Stock Exchange on June 30, 2023). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 76,440,263 shares of Class A common stock outstanding and 22,633,316 shares of Class B common stock outstanding as of February 16, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2024. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2023.

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
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in research and development, sales and marketing, and general and administrative expenses (including any components of the foregoing), and our ability to achieve and/or maintain future profitability;
•effects of a variety of global business and macroeconomic factors that affect our business, the employment market, and the economy in general, including inflationary pressures, a volatile interest rate environment, increasing borrowing costs, actual or perceived instability in the global banking industry and the impacts, cybersecurity incidents, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, and the impacts of the war in Ukraine and the Israel-Hamas war;
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
•If we fail to scale our business effectively, our business, operating results, and financial condition could be adversely affected.
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
Creating Value for Job Seekers. For job seekers across all industries and levels of seniority, we operate like a dedicated recruiter. That means presenting strong fit job opportunities, proactively pitching strong fit potential candidates to employers and providing job seekers with updates on the status of their applications and guidance on how to get more attention from potential employers. This makes job seekers feel supported while searching for work.
Creating Value for Employers. For employers, we focus on building technology to rapidly deliver quality candidates to companies of all sizes and across all industries. Our algorithms alert strong-fit job seekers in our marketplace when a job is posted. We also present high-quality candidates to employers whom we believe will be a Great Match for their jobs, and allow these employers to invite those candidates to apply.
Unique Data and Artificial Intelligence Provide Better Outcomes for Employers and Job Seekers. With a relevant data pipeline created from billions of interactions between job seekers and employers, we are uniquely positioned to harness that data to fuel the advanced artificial intelligence, or AI, behind our matching, recommendation and marketplace optimization capabilities. Through our deep learning-based natural language processing, we understand job seekers’ and employers’ nuanced needs. We analyze clicks, applications, hiring signals and numerous other interactions to improve outcomes for all participants in our marketplace. Our advanced technology stack processes the data generated by our highly engaged user base to continuously improve our matching.
Accelerating Network Effects. Increasing the number of jobs in our marketplace attracts more job seekers. A greater number of job seekers attracts more employers who in turn post more job opportunities in our marketplace. These natural, self-perpetuating network effects increase our data and thereby accelerate the rate at which our matching technology gets smarter over time.
Compelling Financial Results. The combination of the scale on both sides of our marketplace, our efficient and highly flexible go-to-market strategy and intelligent use of technology has resulted in compelling financial results. For the year ended December 31, 2023, our revenue was $645.7 million and we generated net income of $49.1 million and Adjusted EBITDA of $175.3 million. For the year ended December 31, 2022, our revenue was $904.6 million and we generated net income of $61.5 million and Adjusted EBITDA of $184.9 million. Adjusted EBITDA is a financial measure not presented in accordance with generally accepted accounting principles, or GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of net income to Adjusted EBITDA, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics and Non-GAAP Financial Measures.”

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
•Job distribution. Our employers’ jobs are posted not only across ZipRecruiter’s online sites and mobile apps but are also distributed to well over 1,000 sites managed by our Job Distribution Partners. Job Distribution Partners are third-party sites who have a relationship with us and advertise jobs from our marketplace, and include job boards, newspaper classifieds, search engines, social networks, talent communities and resume services. The diversity and depth of our partner network enables employers to reach an especially broad job seeker audience.
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
•Great Matches. Our technology labels candidates identified as a Great Match to help hiring managers avoid missing high-quality candidates.
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
Personalized Recruiter Assistance
•“Phil,” your (automated) career advisor. Our automated career advisor “Phil” welcomes job seekers to our marketplace and engages with them throughout their onboarding and job seeking journeys. Through Phil, job seekers are presented with curated opportunities for which they might be a Great Match. Phil provides positive, personalized messages to candidates, inviting them to apply for new open positions. Through repeated interaction throughout the ZipRecruiter job seeker experience, Phil learns about each job seeker and is able to deliver better matches and recommendations.
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

Our Strengths
Our core competitive advantages that have been critical to our success include:
•Large and proprietary data set. We capture billions of user interactions facilitated by our marketplace. Going far beyond the resume, job description and job search history, we observe how job seekers interact with every job and how employers engage with every job seeker in our marketplace.
•Leading edge AI-powered matching technology. Our purpose-built technology captures insights from our proprietary data set, driving meaningful increases in match quality over time.
•Powerful network effects. More jobs, more job seekers and better matching technology over time create more high-velocity hiring activity in our marketplace, fueling a self-perpetuating cycle of network effects.
•Best products for job seekers. Job seekers love our #1 rated job search app1. Phil, our AI-powered career advisor, gets to know each individual job seeker, helping them discover new opportunities and stand out to employers.
•Our brand. Since our founding, we have invested to build the ZipRecruiter brand to 80% aided brand awareness among U.S. employers and job seekers.
•Flexible business model. Our sales and marketing spend is highly variable, allowing us to quickly align investment with a changing macroeconomic backdrop. We respond to employer and job seeker acquisition opportunities quickly, taking advantage where we see great returns on investment.
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
Competition for Employers
Employers have a range of options when posting job opportunities. We compete to attract and retain employers to advertise their jobs in our marketplace. We compete for employers based on several factors including the pricing and features of our offerings, the speed of receiving great candidates, the size of our job seeker community, the simplicity of our user experience, and our trusted brand. We believe that our employers are able to cost-effectively attract the right job seekers in our marketplace compared to other online recruiting sites and traditional “offline” recruiting service providers due to the combination of the strength of our job seeker community and our proven matching technology that continues to get smarter over time.
Competition for Job Seekers
Job seekers have a variety of choices when searching for their next great job opportunity. We compete for job seekers on many fronts, including our ability to surface unique and attractive jobs, our
1 Based on job seeker app ratings, as of January 2024 from AppFollow for ZipRecruiter, CareerBuilder, Glassdoor, Indeed, LinkedIn, and Monster.

ability to simplify the search process, the transparent feedback job seekers receive on the status of their applications, and our trusted brand. Our marketplace is free to job seekers. We believe our offering to job seekers compares favorably to alternatives due to the combination of our large and unique pool of job opportunities, and the personalized job seeker experience facilitated by our AI-powered career advisor named Phil.
Our Employees and Human Capital Resources
As of December 31, 2023, we employed over 1,000 individuals across the United States, the United Kingdom, Canada and Israel. We also engage independent contractors and consultants. We have efficiently operated and adapted as a remote and hybrid workforce since the beginning of 2020; however, we maintain office spaces for in-person work in Santa Monica, California, Palo Alto, California, Phoenix, Arizona, London, the United Kingdom, and Tel Aviv, Israel. Collectively, we view our team as our greatest asset, and we take great pride in having been recognized by companies such as Comparably and Newsweek for various awards including “Best Company Culture”, “Best Place to Work,” and “Newsweek’s Top 100 Most Loved Workplaces” to name a few.
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
•We embrace diversity, equity and inclusion, or DE&I: We believe our company is strengthened by a culture that embraces diversity and inclusion. We create a safe space for all employees to feel heard, included and like they belong. Our employee-led and executive-sponsored Employee Resource Groups are highly active and create communities for employees to engage in. Our commitment to DE&I is aligned with our mission to actively connect people from all backgrounds to their next great opportunity.
•We reward high performance. We focus on attracting and retaining results-oriented employees who are passionate about our mission. We use a variety of compensation tools to recruit, retain and reward employees whose achievements exceed our high expectations.
•We are committed to our employees’ career development. We invest in our people so that ZipRecruiter is not just a great place to work, but also a great place to advance and grow a rewarding career. Over half of our leadership positions are held by people who grew internally at ZipRecruiter, demonstrating our dedication to fostering a culture of professional growth and development.
On May 31, 2023, we announced a plan to reduce our global headcount by approximately 270 employees, which represents approximately 20% of our total number of employees prior to the reduction. Approximately 50% of the impacted employees were from our sales and customer support teams. This action was taken in response to current market conditions and after reducing other discretionary expenses, with a view toward driving long-term efficiency. By streamlining our organization and optimizing our cost structure, we believe we can execute faster with increased focus on our top priorities and long-term strategic growth objectives, including continued development of its technology roadmap.
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
In the United States, the Federal Trade Commission, or the FTC, the Department of Commerce, and various states continue to call for greater regulation of the collection of personal data, as well as restrictions for certain targeted advertising practices. Section 5(a) of the FTC Act empowers the agency to enforce against “unfair or deceptive acts or practices in or affecting commerce,” and the FTC has used this authority extensively to hold businesses to fair and transparent privacy and security standards. Numerous states have also enacted or are proposing legislation to enact state-level data privacy laws and regulations governing the collection, use, and processing of state residents’ personal information. For example, the California Consumer Privacy Act, or CCPA, came into force in California in 2020. The CCPA established a new privacy framework for covered businesses such as ours, created new privacy rights for consumers residing in the state, and required us to modify our data processing practices and policies and incur compliance related costs and expenses. The California Privacy Rights and Enforcement Act of 2020, or CPRA, which took effect January 1, 2023, further expanded the CCPA with additional data privacy compliance requirements and rights for California consumers, and established a new regulatory agency dedicated to enforcing those requirements. Similar comprehensive privacy legislation has also been enacted in at least ten other U.S. states and imposes similar compliance obligations. These laws create new privacy rights for consumers residing in those states and new obligations for businesses operating in those states, including obligations relating to data minimization, processing of sensitive information, and targeted advertising practices. In the United States, several data privacy proposals (including proposed comprehensive legislation) are pending before federal and state legislative and regulatory bodies, which may impose additional obligations and restrictions.
In Canada, the federal Personal Information Protection and Electronic Documents Act, or PIPEDA, sets forth ten principles that are designed to protect the personal information of individuals in Canada,

and places obligations on companies that process personal information. PIPEDA applies to organizations that collect, use or disclose personal information in the course of commercial activities, where such activities take place within a Canadian province that does not otherwise have “substantially similar” legislation. Alberta, British Columbia and Québec are the only provinces that have enacted comprehensive private sector privacy statutes that have each been deemed “substantially similar” to PIPEDA. As such, PIPEDA will not apply to commercial organizations operating within Alberta, British Columbia and Québec. Although these provincial laws are similar in principle to PIPEDA, there are important differences in the details. Moreover, Québec recently made substantial changes to its provincial privacy laws, including An Act respecting the protection of personal information in the private sector, as amended by Law 25 (aka Bill 64) (Quebec Privacy Act).
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
In the United Kingdom, the UK Data Protection Act 2018, the UK’s implementation of the GDPR, became effective in May 2018 and was statutorily amended in 2019 and further supplemented by the U.K. General Data Protection Regulation, or the UK GDPR, which came into effect on January 1, 2021. From the beginning of 2021 (when the transitional period following the United Kingdom’s exit from the European Union expired), we have had to continue to comply with the GDPR as well as the U.K.’s Data Protection Act and the UK GDPR. The European Commission adopted a decision on the UK’s adequacy under the GDPR in June 2021, meaning that most data can continue to flow from the European Economic Area, or EEA, to the UK without the need for additional safeguards. In 2024, the UK government will likely continue its focus on data protection reform to make further modifications to the UK GDPR.
In any event, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to the transfer of personal data outside the EEA and the UK. On June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect. The U.K. Information Commissioner’s Office of the Data Protection Authority published the U.K. version of the Standard Contractual Clauses, or the SCCS, and by March 2024, we will be required to use and honor these clauses for transfers of U.K. residents’ personal data to a foreign country that does not have adequate data protection. Effective July 10, 2023, the new EU-U.S. Data Privacy Framework, or DPF, has been recognized as adequate under EU law to allow transfers of personal data from the EU to certified companies in the U.S. We are currently an active participant in and comply with the EU-U.S. DPF, the UK Extension to the EU-U.S. DPF, and the Swiss-U.S. Data Privacy Framework as set forth by the U.S. Department of Commerce. However, the DPF is subject to further legal challenge which could cause the legal requirements for personal data transfers from the EU to the U.S. to become uncertain once again.
We are also subject to evolving privacy laws on cookies and e-marketing. In the EU and the UK, for example, regulators are increasingly focusing on compliance with requirements in the digital advertising ecosystem. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology.
Similarly, other jurisdictions are instituting privacy and data security laws, rules, and regulations, or may do so in the future, which could increase our risk and compliance costs.
In addition, the U.S. and foreign regulatory environment in which we operate is continuously evolving, with both existing and prospective regulations that implicate aspects of our corporate governance, risk management practices, public disclosures, environmental, social and governance related issues, AI and cybersecurity.
Seasonality
For a discussion of the seasonality of our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Performance—Seasonality.”
Intellectual Property
We rely on a combination of trademarks and trade secrets, as well as contractual provisions and restrictions, to protect our intellectual property.
As of December 31, 2023, we owned three U.S. and 20 international trademark registrations for the mark ZIPRECRUITER. We also own numerous domain names, including www.ziprecruiter.com.
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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, can be obtained free of charge from our website at www.ziprecruiter-investors.com/financials/sec-filings. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also use our Investor Relations page on our website at www.ziprecruiter.com, press releases, public conference calls, public webcasts, X (formerly known as Twitter) feed (@ZipRecruiter), Facebook page, and LinkedIn page as means of disclosing material information and for complying with our disclosure obligations under Regulation FD. The information contained on, or that can be accessed through, any website reference herein is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K, and the inclusion of such website addresses is as inactive textual references only.

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
Our business depends on the overall demand for labor and on the economic health of current and prospective employers and job seekers that use our marketplace. Demand for recruiting and hiring services is significantly affected by the general level of economic activity and employment in the United States and the other countries in which we operate. Any significant weakening of the economy in the United States or the global economy, increased unemployment, reduced credit availability, reduced business confidence and activity, decreased government spending, economic uncertainty, financial turmoil affecting the banking system or financial markets, including actual or perceived instability in the banking industry, trade wars and higher tariffs, volatility in interest rates, inflation in the cost of goods and services including labor, and other adverse economic or market conditions may adversely impact our business and operating results. Significant swings in, or periods of reduced, economic activity historically have had a disproportionately negative impact on hiring activity and related efforts to find candidates. We may also experience more pricing pressure during periods of economic downturn.
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
There has been volatility in financial markets as a result of a number of factors, including, but not limited to, banking instability, global conflict, including the war in Ukraine and the Israel-Hamas war, inflation, changes in interest rates, and volatile markets. There is a risk that as a result of these macroeconomic factors, we could continue to experience declines in all, or in portions, of our business. Economic uncertainty may cause some of our current or potential employers to curtail spending in our marketplace and may ultimately result in cost challenges to our operations. For example, our employers, including those of our employers that are banks, may be adversely affected by any bank failure or other event affecting financial institutions. Any resulting adverse effects to our employers’ liquidity or financial performance could reduce the demand for our services or affect our allowance for expected credit losses and collectability of accounts receivable. These adverse conditions could result in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by decreased demand for job postings and our services. If general economic conditions significantly deviate from present levels, our business, financial condition, and operating results could be adversely affected.

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
If we fail to scale our business effectively, our business, operating results, and financial condition could be adversely affected.
We have experienced a period of significant growth in recent years and expect to continue to invest strategically across our company to support measured growth, while also scaling back certain areas of our business in response to changing macroeconomic conditions. Although we have experienced rapid growth historically, we may not return to prior growth rates or sustain our growth rates, nor can we assure you that our investments to support our growth or to manage expenses by scaling back other areas of our business will be successful. The effective scaling of our business will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage any future growth effectively, we must continue to improve our operational, financial, and management information systems; expand, motivate, and effectively manage and train our workforce; and effectively collaborate with our third-party partners. If we cannot manage any future growth successfully, our business, operating results, financial condition, and ability to successfully advertise our marketplace and serve our employers and job seekers could be adversely affected.
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
In addition, our historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks, challenges, and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks, challenges, and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations, we may be unable to effectively scale our business, and our business would be adversely impacted.
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
•network outages or security breaches;
•general economic, industry and market conditions, including inflationary pressures, a volatile interest rate environment, increasing borrowing costs, actual or perceived instability in the global banking industry and the impacts, cybersecurity incidents, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto and the impacts of the war in Ukraine and the Israel-Hamas war;
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
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not ultimately be accurate and are not under our control. The forecasts relating to the expected growth of the online recruitment market may prove to be inaccurate. Even if the market experiences the growth we forecast, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, any forecasts of market growth included in this Annual Report on Form 10-K should not be taken as indicative of our future growth.
The growth of our marketplace depends in part on the success of our strategic relationships with our Job Distribution Partners and Job Acquisition Partners.
To grow our business and the number of job seekers and employers in our marketplace, we anticipate that we will continue to depend, in part, on relationships with Job Distribution Partners and Job Acquisition Partners. Job Distribution Partners are third-party sites who have a relationship with us and advertise jobs from our marketplace, and include job boards, newspaper classifieds, search engines, social networks, talent communities and resume services, while Job Acquisition Partners are third-party sites and ATSs who have a relationship with us and from whom we receive jobs for our marketplace. Our competitors may be effective in providing incentives to these Job Distribution Partners to favor their products or services or to prevent or reduce engagement with our marketplace. In addition, acquisitions of our Job Distribution Partners or Job Acquisition Partners by our competitors could reduce the number of our current and potential employers and job seekers as well as the number of job postings accessible by our marketplace. We cannot guarantee that the Job Distribution Partners and Job Acquisition Partners with which we have strategic relationships will continue to offer the services for which we rely on them, devote the resources necessary to expand our reach, or support an increased number of employers and job seekers and associated use cases. Further, some of our Job Distribution Partners and Job Acquisition Partners offer, or could offer, competing products and services or also work with our competitors. They may also choose to develop alternative products and services in addition to, or in lieu of, our marketplace, either on their own or in collaboration with others, including our competitors.
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

Additionally, our hybrid working environment may impede our ability to foster a creative environment and adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects. Our return-to-work approach may change at any time, and may vary among geographies, depending on applicable health protocols and local conditions and corresponding changes in laws. Any prolonged diversion of resources may have an adverse effect on our operations.
Technological advances may significantly disrupt the labor market and weaken demand for human capital at a rapid rate.
Our success is directly dependent on our employers’ demands for talent. As technology continues to evolve, more tasks currently performed by people may be replaced by automation, robotics, AI, including machine learning, and other technological advances outside of our control. This trend poses a risk to the job posting and distribution industry as a whole, particularly in lower-skill job categories that may be more susceptible to such replacement.
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
While we earned net income of $49.1 million, $61.5 million, and $3.6 million for the years ended December 31, 2023, 2022, and 2021, respectively, we have incurred significant net losses in the past. As of December 31, 2023, we had an accumulated deficit of $5.5 million. We expect to incur additional expenses in connection with legal, accounting, and other administrative expenses related to operating as a public company in addition to ongoing stock-based compensation expense related to the vesting of our restricted stock units, or RSUs. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods. As a result, we may generate losses. We cannot ensure that we will continue to achieve profitability in the future or that we can sustain profitability.
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
Many employers and job seekers access our marketplace through our mobile website and job seekers also have the ability to access our marketplace through our mobile app. We must ensure that the experience for our mobile offerings is optimized to ensure a positive experience. It requires us to develop and enhance our offerings to be specifically designed for mobile devices, such as social media job postings. If we cannot optimize our websites and apps cost effectively and improve the monetization capabilities of our mobile services, we may not remain competitive, which may negatively affect our business and results of operations.
Additionally, there is no guarantee that job seekers will use our mobile app rather than competing marketplaces. We are dependent on the interoperability of our mobile app with popular third-party mobile operating systems such as Apple's iOS and Google's Android, and their placement in popular app stores like the Apple App Store and Google Play Store, and any changes in such systems that degrade our apps’ functionality or give preferential treatment or app store placement to competitive apps could adversely affect the access and usage of our apps on mobile devices. If it is more difficult for employers and job seekers to access and use our app on their mobile devices, our growth and engagement levels could be harmed.
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
Additionally, the California Consumer Privacy Act, or CCPA, which afforded new data privacy rights for consumers and new operational requirements for companies, came into force in 2020, and also provides for fines for noncompliance. The California Privacy Rights and Enforcement Act of 2020, or CPRA, which took effect on January 1, 2023, further expanded the CCPA with additional data privacy compliance requirements and rights for California consumers, and established a new regulatory agency dedicated to enforcing those requirements. Comprehensive privacy legislation has also been enacted in more than one-fourth of U.S. states (with several states going into effect in the near future) and each imposes similar, but not identical, compliance obligations. In addition, several data privacy proposals (including proposed comprehensive legislation) are pending before U.S. federal and state legislative and regulatory bodies, which may impose significant obligations and restrictions. The effects of these laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, and increase our potential exposure to regulatory enforcement and/or litigation. In addition, New York City currently regulates the use of automated employment decision tools by employers and employment agencies. The costs of compliance with, and other burdens imposed by, the GDPR, the UK GDPR, the DPA, the CCPA, and others may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat, process, or store such information.
Further, on July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks and processes for assessing, identifying and managing cybersecurity risks) in Annual Reports on Form 10-K. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in Current Reports on Form 8-K within four business days of determining an incident is material.
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
•compliance with foreign laws and regulations, including data privacy frameworks like the GDPR, UK GDPR and DPA;
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
From time to time, we may be subject to claims, lawsuits (including class actions), government investigations, arbitrations and other proceedings involving competition and antitrust, intellectual property, privacy (including claims that the collection or provision of certain information, including personal information, by us or by third parties with whom we interact breached laws or regulations relating to privacy or data protection), consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. The outcome of any legal proceeding, regardless of its merits, is inherently uncertain. Regardless of the merits, pending or future legal proceedings could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims or pursuing claims against third parties to protect our rights. If we do not prevail in litigation, we could incur substantial liabilities. We may also determine in certain instances that a settlement may be a more cost-effective and efficient resolution for a dispute.
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

Further, from time to time, we may receive letters from third parties alleging that we are infringing upon their IPR or inviting us to license their IPR. We could also be subject to claims based upon the content that is accessible from our website through links to other websites or information on our website supplied by third parties or claims that our collection of information from third-party sites without a license violates certain federal or state laws or website terms of use. Successful infringement claims against us could result in significant monetary liability, prevent us from selling some of our products and services, or require us to change our branding. In addition, resolution of claims may require us to redesign our products, license rights from third parties at a significant expense, or cease using those rights altogether. We may in the future bring claims against third parties for infringing our IPR. Costs of supporting such litigation and disputes may be considerable, and there can be no assurances that a favorable outcome will be obtained. Patent infringement, trademark infringement, trade secret misappropriation, and other intellectual property claims and proceedings brought against us or brought by us, whether successful or not, could require significant attention of our management and resources and have in the past and could further result in substantial costs, harm to our brand, and have an adverse effect on our business.
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
Furthermore, the Inflation Reduction Act imposes a 1% non-deductible excise tax on the fair market value of any stock repurchased by a publicly traded domestic corporation during any taxable year, with the fair market value of such repurchased stock reduced by the fair market value of certain stock issued by such corporation during such taxable year. This tax applies to our share repurchase program beginning in 2023, where such program is described in the below risk factor titled “Our share repurchase program could affect the price of our Class A common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our Class A common stock.”
Other Risks Related to Our Business
Our business is subject to the risk of earthquakes, fire, power outages, floods, public health crises, including pandemics, and other catastrophic events, and to interruption by man-made problems such as terrorism.
Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, public health crises such as global pandemics, and similar events. Additionally, the third-party systems and operations, such as the data centers and online services we use in our company operations, are subject to similar risks. Our insurance policies may not cover losses from these events or may provide insufficient compensation that does not cover our total losses. To the extent a significant public health threat, or the related macroeconomic impacts, has an impact on our business, results of operations, and financial condition, it is likely also to have the effect of heightening many of the other risks described in this “Risk Factors” section. Such events have impacted, and could in the future impact, demand for products sold in our marketplace, which in turn could adversely affect our revenue and results of operations. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our business or the economy as a whole. A significant portion of our technology team is located in Israel, which is located in a region of the world that historically has experienced elevated levels of geopolitical instability (see “—We face risks associated with having operations and employees located in Israel” above for additional information regarding risks related to our operations in Israel). Our corporate offices and our primary data center facilities are located in California, a state that frequently experiences earthquakes and wildfires. We may not have sufficient protection or recovery plans. As we rely heavily on our data center facilities, computer and communications systems, and the internet to conduct our business and provide high-quality user service, these disruptions could negatively impact our ability to run our business.
Our indebtedness could adversely affect our liquidity and financial condition.
We had $550.0 million of indebtedness (excluding intercompany indebtedness) and $245.7 million available under our credit facility as of December 31, 2023. Our indebtedness could have important consequences, including:
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

The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We are required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting. We have not identified any material weaknesses in our internal control over financial reporting during 2023, 2022 and 2021. However, to maintain and, if required, improve our disclosure controls and procedures, and internal control over financial reporting to meet the standards of the Sarbanes-Oxley Act, additional and potentially significant resources and management oversight may be required.
Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on our stock price.
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
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of December 31, 2023, the holders of our outstanding Class B common stock beneficially owned approximately 22.9% of our outstanding common stock as a class and held approximately 85.6% of the voting power of our outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Ian Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
As of December 31, 2023, the board of directors has authorized us to repurchase up to $550.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. Approximately $63.4 million remains available for future repurchases under our $550.0 million share repurchase program as of December 31, 2023.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition, or other change of control of our company that the stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•provide that our board of directors will be classified into three classes of directors with staggered three-year terms;
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws, including provisions relating to the classified board, the size of the board, removal of directors, special meetings, actions by written consent, and designation of our preferred stock;
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

Our amended and restated certificate of incorporation and our amended and restated bylaws contain exclusive forum provisions for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our amended and restated bylaws provide that the U.S. federal district courts will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities will be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Our board of directors recognizes the critical importance of maintaining the trust and confidence of our users, customers, clients, business partners, and employees. We are committed to protecting the privacy of our users and safeguarding our systems, networks, and services against cybersecurity risks, such as loss, unauthorized access, or other misuses.
We take that responsibility very seriously and maintain high standards of governance. Our board of directors provides oversight of risk management issues, including information security and data privacy. Our board of directors is actively involved in oversight of our risk management, and cybersecurity represents an important component of our overall approach to enterprise risk management, or ERM. The audit committee of our board of directors is regularly updated by management and reviews cybersecurity and other information technology risks, controls, and procedures on a regular basis.
Our cybersecurity policies, standards, processes, and practices reflect our business and risks, take into account recognized frameworks (such as those established by the National Institute of Standards and Technology, the International Organization for Standardization, and other applicable industry standards), and are reviewed and updated as appropriate. In general, we address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information that we collect and store by proactively identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Risk Management and Strategy
As one of the critical elements of our overall ERM approach, our cybersecurity program is focused on the following key areas:
Governance: Our board of directors’ oversight of cybersecurity risk management is supported by the audit committee of our board of directors, which regularly interacts with our ERM function, including our Chief Technology Officer, or CTO, Chief Legal Officer, or CLO, and other members of management and the relevant security, privacy, and compliance teams.
Collaborative Approach and Implementation of Best Practices: We have implemented a comprehensive, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. For example, through the AppSec Guild, we establish and promote development practices, policies, procedures, and technical designs intended to develop secure outward facing products and systems. Our Security Operations team helps to provide information technology security and oversight for corporate infrastructure and systems, and engages in cybersecurity incident response and management. Working in concert, these groups establish a tiered, best practices driven posture to protect us from cybersecurity threats.
Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including, without limitation, through firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and regular reviews.
Incident Response and Recovery Planning: We have established and maintain comprehensive cybersecurity incident response policies and procedures, and business continuity and disaster recovery plans, which are tested or evaluated on a regular basis.
Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. We perform security vetting for all new applicable third-party vendors and service providers, and conduct security reviews of applicable existing third-party vendors and service providers on an ongoing basis.
Ongoing Employee Training: We provide regular, mandatory security awareness training and phishing simulation for our employees regarding cybersecurity threats as a means to equip our personnel with effective tools to identify and address cybersecurity threats.
Additional information on our policies, procedures, and safeguards can be found in our Security and Compliance webpage (https://www.ziprecruiter.global/en/security).

We engage in the periodic assessment and testing of our policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents, as appropriate. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. For example, ZipRecruiter has completed a third-party SOC 2 Type 2 audit, works with independent security researchers through its private bug bounty program, and conducts annual penetration testing using a third-party security tester. The results of such assessments, audits, and reviews are regularly reviewed, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.
Governance
Our board of directors, in coordination with our audit committee, oversees our ERM, including the management of risks arising from cybersecurity threats. Our audit committee receives regular presentations and reports on cybersecurity, privacy, and compliance, which address a wide range of topics including recent developments, evolving standards, the threat environment, technological trends, and information security considerations arising with respect to our peers and third parties. Our audit committee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.
Our CTO, Security Operations team, AppSec Guild, and Senior Corporate Counsel work collaboratively across our company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management, multidisciplinary teams throughout our company are utilized to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, our Security Operations team monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to our Legal Team when appropriate.
Our CTO has served in various roles in information technology for over 25 years, including serving as the CTO of two large companies, and holds a master’s degree in Computer Science. Our CEO, CFO and CLO each hold undergraduate and/or graduate degrees in their respective fields, and collectively have over 25 years of experience managing risks at our company.
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, nor do we believe they are reasonably likely to materially affect, our business strategy, results of operations or financial condition, but we cannot provide assurance that they will not be materially affected in the future by such threats or any future material incidents. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the risk factor titled “Changes in laws or regulations relating to data privacy or the protection, collection, storage, processing, transfer, or use of personal data, or artificial intelligence, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could adversely affect our business.”
Item 2. Properties
Our corporate headquarters are located in Santa Monica, California, where we currently lease approximately 45,000 square feet under an agreement that expires in 2025. We also lease facilities in Palo Alto, California, Phoenix, Arizona, London, the United Kingdom, and Tel Aviv, Israel. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

Item 3. Legal Proceedings
Refer to the disclosure under the heading “Legal Matters” in Note 10 – Commitments and Contingencies to the audited financial statements included in this report for legal proceedings. From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities.
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
Holders of Record
As of February 16, 2024, the approximate number of Class A and Class B common shareholders of record was 995 and 7, respectively. A substantially greater number of ZipRecruiter common shareholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 31, 2023 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 to October 31, 2023	—	$—	—
November 1, 2023 to November 30, 2023
Open market repurchases	360	$12.35	360
December 1, 2023 to December 31, 2023
Open market repurchases	291	$13.60	291
Total	651			$63,444
____________
(1)As of December 31, 2023, the board of directors authorized us to repurchase up to $550.0 million of our common stock under the share repurchase program, of which $486.6 million had been utilized. The remaining $63.4 million in the table represents the amount available to repurchase shares under the share repurchase program as of December 31, 2023. We may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors. For more information, see Note 14 – Share Repurchase Program to the audited financial statements included in this report.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our Class A common stock since May 26, 2021 (the date our Class A common stock commenced trading on the NYSE) relative to the cumulative total returns of the NYSE and the Standard & Poor’s Internet Select Industry Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on May 26, 2021, and its relative performance is tracked through December 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.

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
ZipRecruiter is free to use for job seekers. Job seekers come to ZipRecruiter in search of their next opportunity. After establishing a profile, job seekers are able to apply to jobs with a single click. Our artificial intelligence-powered career advisor, Phil, curates jobs and proactively sends alerts for new opportunities where they are a Great Match, which is a designation assigned by ZipRecruiter’s technology to indicate a high potential fit between a job seeker and a job. As our matching technology learns more about job seekers’ preferences and attributes, our technology offers increasingly higher quality matches.
We plan to continue to invest aggressively in our marketplace to improve functionality and drive growth for the foreseeable future. We have made significant investments in our business to expand our employer and job seeker footprints, increase their engagement and enhance our datasets and machine learning.
For the year ended December 31, 2023, our revenue was $645.7 million and we generated net income of $49.1 million and Adjusted EBITDA of $175.3 million. For the year ended December 31, 2022, our revenue was $904.6 million and we generated net income of $61.5 million and Adjusted EBITDA of $184.9 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”

KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Quarterly Paid Employers	150,233	156,537	135,703	108,296	105,948	101,634	89,668	70,712
Revenue per Paid Employer	$1,513	$1,533	$1,673	$1,944	$1,734	$1,677	$1,736	$1,922

	Year Ended December 31,
	2023	2022
	(in thousands, except percentages)
Adjusted EBITDA	$175,296	$184,866
Adjusted EBITDA margin	27%	20%
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
In the last quarter of the year ended December 31, 2023, Quarterly Paid Employers decreased when compared to the prior-year period. The record-setting levels of hiring activity we saw throughout the first half of 2022 started to show signs of softening near the end of June 2022 and proceeded to slow down significantly during the latter half of 2022. This trend continued throughout the year ended December 31, 2023, as the U.S. labor market continued to be impacted by high interest rates and high inflation, which posed challenges for many businesses. As employers continued to feel the impact of rising operating expenses and other macroeconomic headwinds, we continued to observe employers moderating hiring plans and reducing recruitment budgets in response to economic uncertainty. This has resulted in atypical seasonal hiring patterns, with online hiring demand declining throughout 2023.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the last quarter of the year ended December 31, 2023, Revenue per Paid Employer decreased slightly when compared to the prior-year period. While we believe our products and services continued to improve, providing more value for employers of all sizes by offering solutions with the best matching technology to help employers identify and recruit standout candidates, we saw a decline in employer spending on our marketplace products and services during the quarter ended December 31, 2023. We believe the decline reflects the prevailing softness in hiring demand amidst the challenging economic conditions.

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as our net income (loss) before interest expense, other (income) expense, net, income tax expense (benefit) and depreciation and amortization, adjusted to eliminate stock-based compensation expense. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
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
The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net income (1)	$49,098	$61,494
Stock-based compensation (2)	84,235	76,956
Depreciation and amortization	11,624	10,682
Interest expense	29,393	28,498
Other (income) expense, net	(20,506)	(5,354)
Income tax expense	21,452	12,590
Adjusted EBITDA	$175,296	$184,866
____________
(1)Net income includes one-time charges resulting from our restructuring plan announced on May 31, 2023 to reduce our global workforce by approximately 20%. Restructuring activity for the year ended December 31, 2023 reflects $7.6 million net costs primarily related to employee severance and continuation of health benefits.
(2)Includes a one-time charge of $7.5 million due to an acceleration of unrecognized stock-based compensation expense from future periods into the fourth quarter of 2023 resulting from the cancellation of the market-based RSUs in connection with the CEO Performance Award (as defined below).

The following tables present net income margin and Adjusted EBITDA margin for each of the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands, except percentages)
Revenue	$645,722	$904,649
Net income	49,098	61,494
Net income margin	8%	7%

	Year Ended December 31,
	2023	2022
	(in thousands, except percentages)
Revenue	$645,722	$904,649
Adjusted EBITDA	175,296	184,866
Adjusted EBITDA margin	27%	20%
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
Create More Value for Employers
While our marketplace serves a wide variety of employers, all employers benefit from finding the right candidate quickly. We bring employers and job seekers together using industry-leading matching technology. This technology benefits from the billions of data points we gather as job seekers and employers interact, leading to better matches over time. As a result of our advancements with matching, we delivered nearly 40 million Great Match candidates in 2023, an increase of 24% over the prior year.
Average Monthly Revenue per Paid Employer by Employer Cohort Start Year

Satisfied employers continue to expand their relationship with us in terms of additional jobs and tenure in our marketplace. Those with recurring hiring needs remain active in our marketplace over time and tend to increase their spend each year, posting additional jobs and purchasing job enhancement products.
Despite the impact on employer hiring demand, our cohort trends remained intact: employers across annual cohorts continue to spend more over time. However, the more difficult hiring environment in 2023 did slow down the rate of growth in Average Monthly Revenue per Paid Employer among prior cohorts. We see these disruptions to the long term cohort dynamics as temporary, driven by the unique slowdown in hiring particularly among larger customers. Over the long-term, we continue to believe that there is meaningful opportunity to grow revenue from large customers.
Attract More Job Seekers
For job seekers, we operate like a personal recruiter, presenting strong fit potential candidates to employers before they have applied. Phil, our AI-powered career advisor, engages job seekers on their journey and provides technology that makes their job search and application process more efficient. Our ability to cost effectively grow the number of job seekers and increase their engagement in our marketplace is critical to strengthen our marketplace. We compete for job seekers on many fronts, including our ability to surface unique and attractive jobs, our ability to simplify the hiring process, the transparent feedback job seekers receive on the status of their applications and our trusted brand. We believe our offering to job seekers compares favorably versus alternatives due to the combination of our large and unique set of jobs to choose from, plus our proven matching technology that continues to get smarter over time. Historically, we have largely focused our marketing spend on employers, and despite being the highest rated job seeker app on iOS and Android, we are not yet the most well-known. Starting in 2021 and continuing in 2022 and 2023, we have made significant investments in media campaigns focused on job seeker acquisition and engagement. In 2023, organic visits from job seekers grew by more than 40% over 2022, and installs for our #1 rated job search app of iOS & Android grew app installs by over 20% year-over-year. We believe that this is a testament to our high aided brand awareness and superior job seeker products.
We will continue to invest in growing the number of job seekers in our marketplace that are either actively or passively open to evaluating new opportunities through a variety of acquisition strategies.
Investments in Technology
The technology that drives high-quality matches between our job seekers and employers remains a significant investment priority. We are continuously improving our data science and machine learning models, leveraging the billions of interactions taking place in our marketplace to drive meaningful improvements in the quality of matches we share with our users. Our continued improvement of the technology underpinning our marketplace and product experience is paramount to our user experience, driving our ability to attract and retain employers and job seekers and generate revenue. As such, we will continue to invest in our technology to continue to evolve our marketplace to provide improved experiences and impact for both employers and job seekers.
We have invested in research and development to improve our matching technology and deliver a high-quality experience to employers and job seekers. In 2023 and 2022, we spent $141.8 million and $127.7 million, or 22% and 14% of total revenue, respectively, on research and development. We believe the return on these investments will create operating leverage over time while continuing to drive top-line growth.
Seasonality
Our business is seasonal, reflecting typical behavior in hiring markets. Hiring activity tends to decelerate in the fourth quarter. The COVID-19 pandemic interrupted the patterns we typically see in our quarterly seasonality. In 2020, we experienced a decrease in sequential revenue of 23% in the quarter ended June 30, 2020 as a result of the pandemic, but saw consecutive quarters of revenue growth of 17% and 11% in the third and fourth quarters of 2020, respectively, as employers started to return to and join our marketplace. In 2021, we saw sequential revenue growth in each quarter. However, growth from third to fourth quarter of 2021 decelerated to 4%, reflecting more typical seasonal patterns. While sequential growth during the first half of 2022 was more reflective of our typical seasonality, we saw consecutive quarters of revenue decline of 5% and 7% in the third and fourth quarters, respectively. We believe this decline was primarily driven by a macroeconomic cooling in the hiring market. This trend continued throughout 2023, as we continued to observe employers moderating hiring plans and reducing recruitment budgets in response to economic uncertainty. This has resulted in atypical seasonal hiring patterns, with online hiring demand declining throughout 2023.
Impact of Macroeconomic Conditions
We had a lower number of Quarterly Paid Employers in our marketplace in the last quarter of the year ended December 31, 2023 compared to the prior year period. In the year ended December 31, 2023, we delivered $645.7 million in revenue, a 29% decrease compared to the year ended December 31, 2022. The record-setting levels of hiring activity we saw throughout the first half of 2022 started to show signs of softening near the end of June 2022 and proceeded to slow down significantly during the latter half of 2022. This trend continued throughout the year ended December 31, 2023, as the U.S. labor market continued to be impacted by high interest rates and high inflation, which posed challenges for many businesses. As employers continued to feel the impact of rising operating expenses and other macroeconomic headwinds, we continued to observe employers moderating hiring plans and reducing recruitment budgets in response to economic uncertainty. Also, while in 2021 and 2022, workers left jobs for higher wages, wage inflation has abated and macroeconomic uncertainty keeps people in their current roles, resulting in fewer job openings and lower employee turnover, This has resulted in atypical seasonal hiring patterns, with online hiring demand declining throughout 2023.

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

Gross Profit and Gross Margin
Our gross profit may fluctuate from period to period. Such fluctuations may be influenced by our revenue, timing and amount of investments to expand hosting capacity, our continued investments in our support teams, and the amortization expense associated with our capitalized internal-use software and development cost. We expect our gross margin to remain relatively flat from year to year but may vary from quarter to quarter as a percentage of our revenue due to the timing and extent of these expenses.
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
We expect that sales and marketing expenses will increase on an absolute dollar basis as we plan to continue to invest in sales and marketing to attract both employers and job seekers to our marketplace and to increase our brand awareness. However, sales and marketing expenses may vary from period to period as a percentage of revenue for the foreseeable future as we constantly measure the expected returns of specific sales and marketing initiatives and adjust spend levels up or down accordingly. This discipline has been a key aspect of our strong financial performance through a wide range of macroeconomic conditions. We expect that these expenses will continue to be our largest operating expense category for the foreseeable future as we continue to expand on our sales and marketing efforts over time.
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
We expect to continue to invest in corporate infrastructure and incur additional expenses associated with operating as a public company, including expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and higher expenses for investor relations costs, professional services, and director and officer liability insurance.
Interest Expense
Interest expense consists of interest costs associated with our outstanding borrowings, undrawn fees associated with our credit facility, and amortization of issuance costs for our credit facility and senior unsecured notes.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income recognized on cash, cash equivalents and marketable securities, gains and losses from foreign currency exchange transactions, and realized gains and losses recognized on sales of available-for-sale debt securities. We have foreign currency exposure primarily related to personnel-related expenses that are denominated in currencies other than the U.S. Dollar, principally the Canadian Dollar, British Pound and the Israeli New Shekel. Other income (expense), net also includes sublease income which consists of income earned from noncancellable sublease agreements related to some of our office facilities.
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rate for the year ended December 31, 2023 differed from the U.S. federal statutory rate of 21% primarily due to state taxes, state valuation allowances on certain tax credit carryforwards, and non-deductible expenses such as limitations on the amount of deductible executive compensation partially offset by research and development tax credits and a reduction in our Israeli subsidiary’s statutory tax rate for years 2020 through 2023.

Results of Operations
A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022 is presented below.
A discussion regarding our financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is available free of charge on the SEC’s website at http://www.sec.gov.

The following table sets forth our consolidated results of operations for each of the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Revenue(1)	$645,722	$904,649
Cost of revenue(2)	64,309	86,298
Gross profit	581,413	818,351
Operating expenses
Sales and marketing(2)(3)	265,253	484,429
Research and development(2)(3)	141,801	127,737
General and administrative(2)(3)(4)	94,922	108,957
Total operating expenses	501,976	721,123
Income from operations	79,437	97,228
Other income (expense)
Interest expense	(29,393)	(28,498)
Other income (expense), net	20,506	5,354
Total other income (expense), net	(8,887)	(23,144)
Income before income taxes	70,550	74,084
Income tax expense	21,452	12,590
Net income	$49,098	$61,494
____________
(1)Revenue is comprised as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Subscription revenue	$508,384	$696,334
Performance-based revenue	137,338	208,315
Total revenue	$645,722	$904,649
(2)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cost of revenue	$660	$807
Sales and marketing	12,537	10,858
Research and development	35,352	30,985
General and administrative(4)	35,686	34,306
Total stock-based compensation	$84,235	$76,956
(3)Includes one-time charges resulting from our restructuring plan announced on May 31, 2023 to reduce our global workforce by approximately 20%. Restructuring activity for the year ended December 31, 2023 reflects $7.6 million net costs primarily related to employee severance and continuation of health benefits, presented as $3.4 million in sales and marketing, $3.2 million in research and development, and $1.0 million in general and administrative expenses.

(4)Includes a one-time charge of $7.5 million due to an acceleration of unrecognized stock-based compensation expense from future periods into the fourth quarter of 2023 resulting from the cancellation of the market-based RSUs in connection with the CEO Performance Award.

Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$645,722	$904,649	$(258,927)	(29)%
Revenue decreased by $258.9 million, or 29%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 reflecting the lower number of Quarterly Paid Employers in our marketplace primarily due to the labor market continuing to be impacted by high interest rates and high inflation in the current period which posed challenges to many businesses. Subscription revenue decreased by $188.0 million, or 27%, and performance-based revenue decreased by $71.0 million, or 34%, for the same period. While we believe our products and services continued to improve, providing more value for employers of all sizes by offering solutions with the best matching technology to help employers identify and recruit standout candidates, we saw a decline in employer spending on our marketplace products and services during the year ended December 31, 2023. We believe the decline reflects the prevailing softness in hiring demand amidst the challenging macroeconomic conditions.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$64,309	$86,298	$(21,989)	(25)%
Gross margin	90%	90%
Cost of revenue decreased by $22.0 million, or 25%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to a decrease of $9.3 million in job distribution costs from performance-based revenue, a decrease of $5.8 million in credit card processing fees, and a decrease of $5.7 million in partner revenue share. Total gross margins remained flat at 90% in the years ended December 31, 2023 and December 31, 2022, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.
Sales and Marketing

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$265,253	$484,429	$(219,176)	(45)%
Percentage of revenue	41%	54%

Sales and marketing expenses decreased by $219.2 million, or 45%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a $207.2 million decrease in marketing and advertising compared to the prior-year period reflecting our discipline in proactively adjusting marketing spend levels in relation to the macroeconomic conditions. Personnel-related costs for our sales and marketing employees decreased by $17.2 million, primarily due to a decrease in headcount as a result of our May 2023 reduction in force. These decreases were partially offset by one-time restructuring costs of $3.4 million related to our reduction in force and an increase of $1.7 million in stock-based compensation expense.
Research and Development

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$141,801	$127,737	$14,064	11%
Percentage of revenue	22%	14%

Research and development expenses increased by $14.1 million, or 11%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a $7.9 million increase in our personnel-related expenses for our research and development employees attributable to an increase in headcount, an increase of $4.4 million in stock-based compensation expense, and one-time restructuring costs of $3.2 million related to our May 2023 reduction in force.
General and Administrative

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$94,922	$108,957	$(14,035)	(13)%
Percentage of revenue	15%	12%

General and administrative expenses decreased by $14.0 million, or 13%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by a $10.3 million decrease in personnel-related costs, a $6.1 million decrease in stock-based compensation expense related to awards with only service-based vesting conditions for our general and administrative employees, attributable to a decrease in headcount as a result of our reduction in force, and a $1.3 million decrease in our director and officer liability insurance expenses. These decreases were partially offset by a one-time charge of $7.5 million in stock-based compensation expense attributable to an acceleration of unrecognized stock-based compensation expense from future periods into the fourth quarter of 2023 resulting from the cancellation of the market-based RSUs in connection with the CEO Performance Award, and one-time restructuring costs of $1.0 million related to our reduction in force.
Total Other Income (Expense), Net

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Total other income (expense), net	$(8,887)	$(23,144)	$14,257	(62)%

Total other income (expense), net, decreased by $14.3 million, or 62%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by a $9.1 million increase related to income accretion for our marketable securities purchased at a discount, as well as a $5.9 million increase in interest income earned on both our marketable securities and cash equivalents. During the three months ended September 30, 2022, we began investing in our investment portfolio to manage our excess cash reserves.

Income Tax Expense

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Income tax expense	$21,452	$12,590	$8,862	70%
Effective tax rate	30%	17%

Income tax expense increased by $8.9 million, or 70%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in income tax expense is primarily due to an increase in state taxes and a decrease in taxable benefits from both stock-based compensation and research and development tax credits, net of valuation allowance.
Our effective tax rate in the years ended December 31, 2023 and 2022 was 30.4% and 17.0%, respectively. Our effective tax rate for the year ended December 31, 2023 differed from the U.S. federal statutory rate of 21% primarily due to state taxes, state valuation allowances on certain tax credit carryforwards, and non-deductible expenses such as limitations on the amount of deductible executive compensation, partially offset by research and development tax credits and a reduction in our Israeli subsidiary’s statutory tax rate for years 2020 through 2023. Our effective tax rate for the year ended December 31, 2022 differed from the U.S. federal statutory rate of 21% primarily due to net favorable adjustments related to prior years and research and development tax credits, partially offset by state taxes, state valuation allowances on certain tax credit carryforwards, and non-deductible expenses such as limitations on the amount of deductible executive compensation.
Liquidity and Capital Resources
As of December 31, 2023, we had cash, cash equivalents, and marketable securities totaling $520.1 million and $245.7 million available in unused borrowing capacity under our current credit facility. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes. As of December 31, 2023, we had no amounts outstanding under our credit facility.
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
Credit Facility
In April 2021, we entered into a $250.0 million credit facility agreement with a syndicate of banks. The credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon our Net Leverage Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing 12 months of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. We are also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the credit facility at a rate between 0.25% to 0.35%, depending on our Net Leverage Ratio. The amount available under the credit facility is reduced by letters of credit outstanding, which totaled $4.3 million as of December 31, 2023. The letters of credit outstanding relate to various leased office spaces.
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
For more information on the credit facility, please see Note 9 – Debt to the audited financial statements included in this report.
We have no amounts outstanding under the credit facility and are in compliance with our debt covenants as of December 31, 2023.
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
For more information on the senior unsecured notes, please see Note 9 – Debt to the audited financial statements included in this report.
Share Repurchase Program
During the year ended December 31, 2022, our board of directors authorized us to repurchase up to $450.0 million of our outstanding common stock, with no fixed expiration. In May 2023, our board of directors authorized an increase to the share repurchase program of $100.0 million. During the year ended December 31, 2023, we repurchased 9.6 million shares of our Class A common stock for $147.3 million under our share repurchase program, including 6.9 million shares of our Class A common stock delivered under a Rule 10b5-1 plan totaling $110.7 million, 2.6 million shares of our Class A common stock purchased in the open market totaling $36.6 million, and 0.1 million shares of our Class A common stock delivered upon the final settlement of an accelerated share repurchase agreement that we entered into in December 2022 with a major financial institution for which the payment was made in December 2022.
Approximately $63.4 million remains available for future repurchases of our Class A common stock under our share repurchase program as of December 31, 2023. For more information, see Note 14 – Share Repurchase Program to the audited financial statements included in this report.
Investments
During the year ended December 31, 2023, we continued investing in highly rated debt securities and money market mutual funds to manage our excess cash reserves. The primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments. We consider all of our investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities within current assets in our Consolidated Balance Sheets.
As of December 31, 2023, we held $283.0 million in total investments, consisting of money market mutual funds and available-for-sale debt securities. These investments are included within cash and cash equivalents and marketable securities within our Consolidated Balance Sheets. For more information, see Note 11 – Financial Instruments to the audited financial statements included in this report.
Institutional Insured Liquid Deposit
In March 2023, we entered into a cash management program called Institutional Insured Liquid Deposit, or IILD, with Wells Fargo & Company, which acts as our agent and the custodian of our funds. With the IILD, our funds are placed into interest-bearing FDIC-insured accounts at participating network banks in increments of slightly less than the FDIC insurance limit of $250,000. Both principal and interest earned are eligible for FDIC insurance under our IILD program. As of December 31, 2023, we had $120.6 million in the IILD program.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022

Net cash provided by operating activities	$103,192	$128,808
Net cash provided by (used in) investing activities	106,736	(351,134)
Net cash provided by (used in) financing activities	(154,265)	195,085
Net increase (decrease) in cash and cash equivalents	$55,663	$(27,241)
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the year ended December 31, 2023, cash provided by operating activities was $103.2 million resulting from our net income of $49.1 million, adjusted by non-cash charges of $74.6 million and a net decrease of $20.5 million in our operating assets and liabilities. The non-cash charges primarily resulted from $84.2 million for stock-based compensation expense, $11.6 million pertaining to amortization of intangible assets and depreciation, and $4.2 million pertaining to non-cash lease expense, partially offset by $18.4 million related to the change in our deferred tax assets driven by an increase to our current year capitalization of software and research costs from a tax perspective partially offset by a decrease in our operating loss and tax credit carryforwards, net of valuation allowances, and $11.3 million in amortization and accretion of marketable securities. The decrease of $20.5 million related to changes in our operating assets and liabilities was primarily driven by a $25.2 million decrease in our accrued expenses and other liabilities and accounts payable, a $6.7 million decrease in deferred revenue, and a $6.0 million decrease in operating lease liabilities, partially offset by a $14.4 million decrease in our accounts receivable.
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
Investing Activities
For the year ended December 31, 2023, cash provided by investing activities was $106.7 million resulting from $538.7 million received from paydowns, maturities and redemptions of marketable securities, partially offset by $421.3 million used in purchases of marketable securities and an increase in capitalized software development costs of $9.7 million.
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
Financing Activities
For the year ended December 31, 2023, cash used in financing activities was $154.3 million which consisted of $147.6 million used for the repurchase of common stock, and $17.4 million for the net settlement of taxes on RSUs, partially offset by $6.4 million of proceeds from the issuance of stock under the employee stock purchase plan, and $4.3 million of proceeds from the exercise of stock options.
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
Obligations and Other Commitments
See Note 10 – Commitments and Contingencies to the audited financial statements included in this report for our future minimum commitments related to certain software service agreements. Through December 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Upsell services also include job posting enhancements which are applied to individual job postings. Such services enhance job postings by providing customers with a temporary boost in the prominence of their open jobs, expanding visibility to job postings by inviting strong fit potential candidates to apply to the job, or highlighting key attributes of job postings to make them stand out to job seekers. Individual job posting enhancements may be purchased by a customer when needed, or in recurring monthly prepaid bundles to complement their job posting subscription plan, and are billed in advance of use. Typically these prepaid bundles can be used over a period ranging from one to twelve months. Revenue from job posting enhancements is recognized as the customer uses the enhancement on their job postings. Unused prepaid job posting enhancements are not refundable, and we recognize revenue for the estimated portion of prepaid job posting enhancements that are expected to expire unused, or breakage, based on estimates considering historical breakage levels for upsell services. Breakage is recognized as revenue in proportion to the pattern of actual usage by customers.
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
Performance-based Revenue
Performance-based revenue consists of customers who pay on a per click by job applicant or per job application basis for the job postings they wish to distribute through our software. Customers pay an amount per click or per application that is usually capped at a contractual maximum per recruitment campaign, with campaigns typically lasting from one to three months. Customers on this pricing model do not have access to our applicant tracking software for subscription customers though they may purchase resume database subscription plans separately. Customers that use performance-based revenue plans are typically companies with consistent hiring needs and sophisticated recruitment campaigns where they manage incoming applications and job postings on their own applicant tracking systems.
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
Stock-Based Compensation
Compensation expense related to stock-based awards is measured and recognized in the financial statements based on the fair value of the awards granted. We estimate the fair value of employee stock-based compensation awards on the grant date and recognize forfeitures as they occur. The fair value of restricted stock units, or RSUs, is estimated based on the fair value of our common stock. The fair value of each option award and employee stock purchase right associated with our Employee Stock Purchase Plan is estimated on the grant date using the Black-Scholes option-pricing model. We have elected to treat stock-based awards with graded vesting schedules and only time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis over the requisite service period.
For awards that contain both market or performance conditions and service conditions, the grant date fair value is recognized as stock-based compensation expense using a graded vesting attribution model. No expense is recognized for awards with performance conditions until the performance condition is probable of being met.
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
Expected Volatility. Because our common stock has limited trading history, we estimate the expected volatility of the awards from the historical volatility of selected public companies that represent similar but alternative investment opportunities to an investment in us. Characteristics considered in identifying guideline public companies include similarity in size, lines of business, market capitalization, revenue and financial leverage. We determined the expected volatility assumption using the frequency of daily historical prices of comparable public company common stock for a period equal to the expected term of the option. We assess the comparable companies and other relevant factors used to measure expected volatility for stock option grants on an as-needed basis.
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
The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If we had made different assumptions, our stock-based compensation expense and our results of operations for the years ended December 31, 2023 and 2022 may have been significantly different.
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
Stock-based Compensation for Awards with a Market Condition
In April 2021, we granted an RSU award to Ian Siegel, our Chief Executive Officer, or the CEO, and such award, the CEO Performance Award, which included service, market, and performance-based vesting conditions. The fair value of the award is determined using a Monte Carlo simulation model. The associated stock-based compensation expense is recorded over the requisite service period, using a graded attribution method. The requisite service period is the longer of the service period derived from the Monte Carlo simulation model and the explicit service period the CEO is required to remain employed to vest in the award. The market condition is satisfied upon achieving certain stock price targets for a period following the completion of our Direct Listing. The CEO Performance Award also contains an implied performance-based vesting condition as the CEO’s ability to earn the award was contingent upon the completion of the Direct Listing. Accordingly, no expense was recognized prior to the completion of our Direct Listing on May 26, 2021, as vesting was not considered probable for accounting purposes until the Direct Listing occurred. Provided that Ian Siegel continues to be the CEO of ZipRecruiter, stock-based compensation expense is recognized over the requisite service period, regardless of whether the stock price targets are achieved. If the stock price targets are met sooner than the derived service period, we will accelerate the recognition of stock-based compensation expense to reflect the cumulative expense associated with the vested shares. In December 2023, we cancelled the CEO Performance Award and incurred a one-time charge of $7.5 million resulting from an acceleration of unrecognized stock-based compensation expenses from future periods into the fourth quarter of 2023.
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
We record valuation allowances against our deferred tax assets, when necessary. Realization of deferred tax assets is dependent upon future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be realized against future taxable income. To the extent we believe that realization is not likely, we establish a valuation allowance against our net deferred tax asset, which increases our income tax expense in the period when such determination is made. Although we incurred a current year pretax profit and maintain a recent history of cumulative earnings, during the year ended December 31, 2023, we recorded an incremental valuation allowance of $2.3 million against the deferred tax asset associated with carried forward California Research and Development Credits as we believe that it is more likely than not that we will not generate sufficient California sourced taxable income in future years to utilize that deferred tax asset.
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
Investments
We maintain an investment portfolio of highly rated debt securities and money market mutual funds to manage our excess cash reserves. Our primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments.
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
We classify and account for our money market mutual funds which have readily determinable fair values as equity securities, and we carry such securities at fair value with unrealized gains and losses reported in other income (expense), net in our Consolidated Statement of Operations. We classify and account for our debt securities as available-for-sale, and we carry such securities at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) until the security is sold or matures.
We determine any realized gains and losses on the sale of our available-for-sale debt securities using a specific identification method, and we record such gains and losses through other income (expense), net in our Consolidated Statement of Operations.
If an available-for-sale debt security’s fair value declines below its amortized cost basis, we evaluate whether we intend to sell the security, or whether we more likely than not will be required to sell the security before the recovery of its amortized cost basis. If either condition is met, we record an impairment loss on the security through other income (expense), net in our Consolidated Statement of Operations. If neither condition is met, we evaluate whether the decline is the result of credit-related factors, in which case we record the credit-related portion of the impairment loss through other income (expense), net in our Consolidated Statement of Operations, and record the non-credit-related portion of the impairment loss, net of tax, through other comprehensive income (loss) in the Consolidated Statement of Comprehensive Income.
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
We do not believe we are subject to interest rate risk in connection with the senior unsecured notes. Our senior unsecured notes are carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our senior unsecured notes, which pay interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
Lastly, we are subject to interest rate risk in connection with our investments. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. To minimize interest rate risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial market, money market mutual funds, U.S. government and agency securities, and corporate debt securities. To assess interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio. Based on investment positions as of December 31, 2023, a hypothetical increase in interest rates of 100 basis points across all maturities would result in a $0.5 million decrease in the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
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

Item 8. Financial Statements and Supplementary Data
ZIPRECRUITER, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ZipRecruiter, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ZipRecruiter, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition
As described in Notes 2 and 4 to the consolidated financial statements, the Company’s total revenue was $645.7 million, of which subscription revenue was $508.4 million and performance-based revenue was $137.3 million for the year ended December 31, 2023. Subscription revenue consists of time-based job posting plans, upsells which complement or expand visibility and prominence to job posting plans, and resume database plans. Plans are priced at a flat rate based on plan size and whether the plan is for a daily, monthly, or annual term. Customer contracts are typically subject to renewal at the end of the subscription term. Contracts are only cancelable at the end of the term and are nonrefundable. Performance-based revenue consists of customers who pay on a per click by job applicant or per job application basis for the job postings they wish to distribute through the Company’s software. Customers pay an amount per click or per application that is usually capped at a contractual maximum per recruitment campaign, with campaigns typically lasting from one to three months.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) evaluating performance-based and certain subscription revenue transactions by testing the completeness, accuracy and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as customer order information, customer contracts, invoices, evidence of performance, and cash receipts, (ii) for performance-based revenue transactions, confirming a sample of outstanding customer invoice balances as of December 31, 2023 and, for confirmations not returned, as well as for certain subscription revenue transactions, obtaining and inspecting source documents, such as invoices, evidence of performance, and cash receipts, and (iii) for other subscription revenue transactions, developing an independent expectation of revenue from credit card transactions based on cash receipts from credit card processors and comparing the result to revenue recognized.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 28, 2024
We have served as the Company’s auditor since 2015.

ZipRecruiter, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$283,043	$227,380
Marketable securities	237,074	342,975
Accounts receivable, net of allowances of $3,859 and $3,693 at December 31, 2023 and December 31, 2022, respectively	27,247	44,421
Prepaid expenses and other assets	9,853	12,648
Deferred commissions, current portion	5,071	4,870
Total current assets	562,288	632,294
Property and equipment, net	6,213	8,103
Operating lease right-of-use assets	8,744	12,179
Internal-use software, net	18,609	15,758
Deferred commissions, net of current portion	4,114	4,813
Goodwill	1,724	1,724
Deferred tax assets, net	57,050	38,653
Other assets	758	1,039
Total assets	$659,500	$714,563

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$11,839	$21,175
Accrued expenses	41,741	69,115
Accrued interest	12,837	12,837
Deferred revenue	12,860	19,580
Operating lease liabilities, current portion	4,429	5,429
Other current liabilities	1,164	1,527
Total current liabilities	84,870	129,663
Operating lease liabilities, net of current portion	8,721	13,018
Long-term borrowings, net	542,577	541,559
Other long-term liabilities	14,967	1,703
Total liabilities	651,135	685,943
Commitments and contingencies (Note 10)

Stockholders' equity
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of December 31, 2023 and December 31, 2022; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of December 31, 2023 and December 31, 2022; 76,173 and 74,320 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.00001 par value; 700,000 shares authorized as of December 31, 2023 and December 31, 2022; 22,829 and 30,379 shares issued and 22,634 and 30,184 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Class B treasury stock, 195 shares outstanding as of December 31, 2023 and December 31, 2022	(644)	(644)
Additional paid-in capital	14,526	35,926
Accumulated deficit	(5,531)	(6,290)
Accumulated other comprehensive income (loss)	13	(373)
Total stockholders' equity	8,365	28,620
Total liabilities and stockholders' equity	$659,500	$714,563

The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$645,722	$904,649	$741,141
Cost of revenue	64,309	86,298	79,614
Gross profit	581,413	818,351	661,527
Operating expenses
Sales and marketing	265,253	484,429	410,665
Research and development	141,801	127,737	110,470
General and administrative	94,922	108,957	148,784
Total operating expenses	501,976	721,123	669,919
Income (loss) from operations	79,437	97,228	(8,392)
Other income (expense)
Interest expense	(29,393)	(28,498)	(916)
Other income (expense), net	20,506	5,354	32
Total other income (expense), net	(8,887)	(23,144)	(884)
Income (loss) before income taxes	70,550	74,084	(9,276)
Income tax expense (benefit)	21,452	12,590	(12,876)
Net income	49,098	61,494	3,600
Less: Accretion of redeemable convertible preferred stock	—	—	(1,480)
Less: Undistributed earnings attributable to participating securities	—	—	(168)
Net income attributable to Class A and Class B common stockholders	$49,098	$61,494	$1,952
Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.49	$0.54	$0.02
Diluted	$0.46	$0.51	$0.02
Weighted average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	100,730	114,272	102,230
Diluted	105,781	121,398	115,471

The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$49,098	$61,494	$3,600
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale debt securities	386	(373)	—
Total other comprehensive income (loss)	386	(373)	—
Total comprehensive income	$49,484	$61,121	$3,600

The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock				Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Series A		Series B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	2,271	$87,118	6,031	$49,738	—	$—	78,283	$—	(195)	$(644)	$21,732	$(71,384)	$—	$(50,296)
Accretion of redeemable convertible preferred stock	—	1,427	—	53	—	—	—	—	—	—	(1,480)	—	—	(1,480)
Conversion of redeemable convertible preferred stock to common stock	(2,271)	(88,545)	(6,031)	(49,791)	—	—	24,202	1	—	—	138,335	—	—	138,336
Conversion of convertible notes with related parties to common stock	—	—	—	—	—	—	3,085	—	—	—	25,653	—	—	25,653
Conversion of Class B stock to Class A stock	—	—	—	—	87,599	1	(87,599)	(1)	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	9,684	—	—	—	17,706	—	—	17,706
Repurchase and retirement of common stock	—	—	—	—	—	—	(150)	—	—	—	(2,750)	—	—	(2,750)
Vesting of early exercised options	—	—	—	—	—	—	—	—	—	—	295	—	—	295
Issuance of common stock upon the vesting and settlement of RSUs	—	—	—	—	244	—	3,278	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	109,143	—	—	109,143
Shares withheld related to net share settlement	—	—	—	—	—	—	(212)	—	—	—	(5,239)	—	—	(5,239)
Net income	—	—	—	—	—	—	—	—	—	—	—	3,600	—	3,600
Balance as of December 31, 2021	—	$—	—	$—	87,843	$1	30,571	$—	(195)	$(644)	$303,395	$(67,784)	$—	$234,968
Conversion of Class B stock to Class A stock	—	—	—	—	3,784	—	(3,784)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	8	—	2,747	—	—	—	5,119	—	—	5,119
Issuance of common stock upon the vesting and settlement of RSUs	—	—	—	—	1,333	—	1,459	—	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	—	—	—	—	—	—	97	—	—	97
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	77,599	—	—	77,599
Shares withheld related to net share settlement	—	—	—	—	(468)	—	(614)	—	—	—	(19,157)	—	—	(19,157)
Shares issued under employee stock purchase plan	—	—	—	—	449	—	—	—	—	—	8,129	—	—	8,129
Repurchase and retirement of common stock	—	—	—	—	(18,629)	—	—	—	—	—	(339,256)	—	—	(339,256)
Net income	—	—	—	—	—	—	—	—	—	—	—	61,494	—	61,494
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(373)	(373)
Balance as of December 31, 2022	—	$—	—	$—	74,320	$1	30,379	$—	(195)	$(644)	$35,926	$(6,290)	$(373)	$28,620
Conversion of Class B stock to Class A stock	—	—	—	—	9,518	—	(9,518)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	23	—	1,524	—	—	—	3,770	—	—	3,770
Issuance of common stock upon the vesting and settlement of RSUs	—	—	—	—	2,290	—	788	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	86,079	—	—	86,079
Shares withheld related to net share settlement	—	—	—	—	(790)	—	(344)	—	—	—	(17,352)	—	—	(17,352)
Shares issued under employee stock purchase plan	—	—	—	—	389	—	—	—	—	—	6,381	—	—	6,381

The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock				Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Series A		Series B		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Repurchase and retirement of common stock	—	—	—	—	(9,577)	—	—	—	—	—	(100,263)	(47,302)	—	(147,565)
Share repurchase excise tax	—	—	—	—	—	—	—	—	—	—	(15)	(1,037)	—	(1,052)
Net income	—	—	—	—	—	—	—	—	—	—	—	49,098	—	49,098
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	386	386
Balance as of December 31, 2023	—	$—	—	$—	76,173	$1	22,829	$—	(195)	$(644)	$14,526	$(5,531)	$13	$8,365

The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$49,098	$61,494	$3,600
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	84,235	76,956	107,258
Depreciation and amortization	11,624	10,682	9,463
Provision for bad debts	2,736	3,904	1,796
Deferred income taxes	(18,397)	(624)	(14,946)
Non-cash lease expense	4,212	4,433	5,387
Amortization and accretion of marketable securities	(11,320)	(2,512)	—
Other	1,548	3,334	200
Change in operating assets and liabilities:
Accounts receivable	14,438	(6,668)	(22,417)
Prepaid expenses and other assets	2,261	(2,555)	(4,703)
Deferred commissions, net	498	(1,032)	(1,212)
Other assets	246	1,803	(2,130)
Accounts payable	(9,336)	(3,579)	11,227
Accrued expenses and other liabilities	(15,884)	(19,161)	45,270
Accrued interest	—	12,705	120
Deferred revenue	(6,726)	(3,671)	8,136
Operating lease liabilities	(6,041)	(6,701)	(2,913)
Net cash provided by operating activities	103,192	128,808	144,136
Cash flows from investing activities
Purchases of property and equipment	(918)	(2,692)	(6,083)
Capitalized internal-use software costs	(9,744)	(7,852)	(7,253)
Purchases of marketable securities	(421,294)	(367,055)	—
Sales of marketable securities	—	861	—
Paydowns, maturities, and redemptions of marketable securities	538,692	25,604	—
Net cash provided by (used in) investing activities	106,736	(351,134)	(13,336)
Cash flows from financing activities
Payment of issuance costs for credit facility	—	—	(1,270)
Proceeds from issuance of senior unsecured notes	—	550,000	—
Payment of senior unsecured notes’ issuance fees	—	(9,378)	—
Repurchase of common stock	(147,565)	(339,256)	(2,750)
Proceeds from exercise of stock options	4,271	4,747	18,541
Payments of tax withholdings on net settlement of equity awards	(17,352)	(19,157)	(5,239)
Proceeds from issuance of stock under employee stock purchase plan	6,381	8,129	—
Net cash provided by (used in) financing activities	(154,265)	195,085	9,282
Net increase (decrease) in cash and cash equivalents	55,663	(27,241)	140,082
Cash and cash equivalents
Beginning of period	227,380	254,621	114,539
End of period	$283,043	$227,380	$254,621
Supplemental disclosure of cash flow information
Income taxes paid	$25,569	$14,743	$1,938
Interest paid	28,121	14,602	344

Supplemental disclosure of non-cash activities
Conversion of redeemable convertible preferred stock	—	—	138,336
Conversion of convertible notes and accrued interest with related parties	—	—	25,653
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
The Company incurred fees related to financial advisory services, accounting and legal expenses, the bonus earned by the Company’s Chief Executive Officer (“CEO”), and other filing costs in connection with the Direct Listing in the first half of fiscal year 2021. These costs totaled $34.0 million for the year ended December 31, 2021 and were recorded in general and administrative expenses.

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
Foreign Currency Remeasurement
The Company’s foreign subsidiaries operate in their local currency and their functional currency is the U.S. dollar. Monetary assets and liabilities of each subsidiary, denominated in local or other foreign currency, are remeasured at the end of each reporting period using the exchange rates at that date. Non-monetary assets and liabilities and equity are remeasured at the historical exchange rates, while results of operations in the local currency or other foreign currencies are translated into U.S. dollars at the exchange rates in effect at the date of the transaction. Net foreign transaction gains/losses for the years ended December 31, 2023, 2022, and 2021 were not material.
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
Segments and Geographic Information
The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker, the CEO, regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources. Revenue is attributed to geographic regions based on locations where services are provided to the Company’s customers. Foreign countries outside of the United States, in aggregate, accounted for less than 2% of the Company’s revenue for the years ended December 31, 2023, 2022, and 2021. In addition, as of December 31, 2023 and 2022, long-lived assets outside of the United States were not material.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
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
Upsell services also include job posting enhancements which are applied to individual job postings. Such services enhance job postings by providing customers with a temporary boost in the prominence of the job postings, expanding visibility to job postings by inviting strong fit potential candidates to apply to the job, or highlighting key attributes of job postings to make them stand out to job seekers. Individual job posting enhancements may be purchased by a customer when needed, or in recurring monthly prepaid bundles to complement their job posting subscription plan, and are billed in advance of use. Typically these prepaid bundles can be used over a period ranging from one to twelve months. Revenue from job posting enhancements is recognized as the customer uses the enhancement on their job postings. Unused prepaid job posting enhancements are not refundable, and the Company recognizes revenue for the estimated portion of prepaid job posting enhancements that are expected to expire unused, or breakage, based on estimates considering historical breakage levels for upsell services. Breakage is recognized as revenue in proportion to the pattern of actual usage by customers.
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
Performance-based Revenue
Performance-based revenue consists of customers who pay on a per click by job applicant or per job application basis for the job postings they wish to distribute through the Company’s software. Customers pay an amount per click or per application that is usually capped at a contractual maximum per recruitment campaign, with campaigns typically lasting from one to three months. Customers on this pricing model do not have access to the Company’s applicant tracking software for subscription customers though they may purchase resume database subscription plans separately. Customers that use performance-based plans are typically companies with consistent hiring needs and sophisticated recruitment campaigns where they manage incoming applications and job postings on their own applicant tracking systems.

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
The following table summarizes the changes in the sales allowance (in thousands):

	Year Ended December 31,
	2023	2022	2021
Sales allowance, at beginning of year	$4,251	$5,919	$4,362
Recorded as a reduction to revenue	29,839	39,877	35,118
Recorded as a reduction to deferred revenue	4,814	4,852	3,730
Utilization of allowance for refunds and credits	(35,373)	(46,397)	(37,291)
Sales allowance, at end of year	$3,531	$4,251	$5,919
Of the total sales allowance balance of $3.5 million at December 31, 2023, $1.5 million was presented net of accounts receivable and $2.0 million was presented within accrued expenses on the Consolidated Balance Sheets. Of the total sales allowance balance of $4.3 million at December 31, 2022, $1.9 million was presented net of accounts receivable and $2.4 million was presented within accrued expenses on the Consolidated Balance Sheets. The amount netted against accounts receivable represents estimated future credits expected to be granted to customers who had not yet paid for services as of December 31, 2023 and 2022, and the amount included in accrued expenses represents estimated refunds expected to be granted to customers who had already paid.
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
Sales and Marketing
Sales and marketing expense consists of personnel-related costs (including salaries, sales commissions, bonuses, benefits, and stock-based compensation) for the Company’s sales and marketing employees, marketing activities, and related allocated overhead costs. Marketing activities include advertising, online lead generation, customer and industry events and candidate acquisition. The Company allocates a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to sales and marketing expense based on headcount. Sales and marketing costs are expensed as incurred.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
Advertising costs principally represent online advertising costs, direct mailing, television, podcast and radio advertisements. Advertising expense was $121.0 million, $280.1 million, and $255.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.
At times, the Company may prepay certain advertising expenses, which are deferred and subsequently recognized as expense when the advertisement is released. The Company had $1.5 million and $2.6 million of prepaid advertising costs included in prepaid expenses and other assets in the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.
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
General and Administrative
General and administrative expense consists of personnel-related costs (including salaries, bonuses, benefits and stock-based compensation) for employees in the Company’s executive, finance, human resource and administrative departments, and fees for third-party professional services, including consulting, legal and accounting services. General and administrative expense also consists of costs as part of the Company’s transition to a publicly traded company and includes fees paid to its financial advisors in connection with its Direct Listing. In addition, the Company allocates a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to general and administrative expense based on headcount.
Stock-Based Compensation
Compensation expense related to stock-based awards is measured and recognized in the financial statements based on the fair value of the awards granted. The Company estimates the fair value of employee stock-based compensation awards on the grant date and recognizes forfeitures as they occur. The Company has elected to treat stock-based compensation awards with graded vesting schedules and only time-based service conditions as a single award and recognizes stock-based compensation on a straight-line basis over the requisite service period. For awards that contain both market or performance conditions and service conditions, the grant date fair value is recognized as stock-based compensation expense using a graded vesting attribution model. No expense is recognized for awards with performance conditions until the performance condition is probable of being met.
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
Prior to the completion of the Company’s Direct Listing on May 26, 2021, a public market did not exist for the Company’s common stock, and therefore, the board of directors determined the fair value of the common stock at the time of the grant by considering a number of objective and subjective factors including valuation of comparable companies, operating and financial performance and general and industry-specific economic outlooks, amongst other factors. The fair value was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants titled, Valuation of Privately Held Company Equity Securities Issued as Compensation.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
Subsequent to the completion of the Company’s Direct Listing, the fair value of the common stock is determined based on the NYSE closing price on the date prior to the date of grant.
Given that the Company does not have sufficient exercise history to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the Company determines the expected term for its “plain vanilla” stock options using the simplified method, which is calculated as the midpoint of the stock option vesting term and the expiration date of the stock option.
The Company did not grant any new options or modify any existing options during the years ended December 31, 2023 and 2022. For its stock options that were granted during the year ended December 31, 2021 and prior, because the Company’s common stock had limited trading history, the Company estimated the expected volatility of the awards from the historical volatility of selected public companies that represented similar but alternative investment opportunities to an investment in the Company. Characteristics considered in identifying guideline public companies included similarity in size, lines of business, market capitalization, revenue and financial leverage. The Company determined the expected volatility assumption using the frequency of daily historical prices of comparable public company common stock for a period equal to the expected term of the option. The Company assessed the comparable companies and other relevant factors used to measure expected volatility for stock option grants on an as-needed basis.
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
Stock-based Compensation for Awards with a Market Condition
In April 2021, the Company granted an RSU award to Ian Siegel, the Company’s CEO (the “CEO Performance Award”), which included service, market, and performance-based vesting conditions. The fair value of the award is determined using a Monte Carlo simulation model. The associated stock-based compensation expense is recorded over the requisite service period, using a graded attribution method. The requisite service period is the longer of the service period derived from the Monte Carlo simulation model and the explicit service period the CEO is required to remain employed to vest in the award. The market condition is satisfied upon achieving certain stock price targets for a period following the completion of the Company’s Direct Listing. The CEO Performance Award also contains an implied performance-based vesting condition as the CEO’s ability to earn the award was contingent upon the completion of the Direct Listing. Accordingly, no expense was recognized prior to the completion of the Company’s Direct Listing on May 26, 2021, as vesting was not considered probable for accounting purposes until the Direct Listing occurred. Provided that Ian Siegel continues to be the CEO of the Company, stock-based compensation expense is recognized over the requisite service period, regardless of whether the stock price targets are achieved. If the stock price targets are met sooner than the derived service period, the Company will accelerate the recognition of stock-based compensation expense to reflect the cumulative expense associated with the vested shares.
In December 2023, the Company entered into a Cancellation of Restricted Stock Unit letter agreement (the “Cancellation Agreement”) with the CEO, which provided for the cancellation of the 1.4 million market-based RSUs included in the CEO Performance Award. The cancellation resulted in an acceleration of unrecognized stock-based compensation expense from future periods into the fourth quarter of 2023, and was recorded in general and administrative expenses within the Company’s Consolidated Statement of Operations. For more information on the Cancellation Agreement, please see Note 15.
Stock-based Compensation Under the Employee Stock Purchase Plan

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
In August 2021, the Company launched an employee stock purchase plan (the “ESPP”). The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount through payroll deductions of their eligible compensation, subject to certain plan limitations. The ESPP provides for concurrent six-month offering and purchase periods beginning February and August of each year. On each purchase date, eligible employees purchase the Company’s Class A common stock at a price per share equal to 85% of the lesser of the fair value of the Company’s Class A common stock on (i) the offering date or (ii) the purchase date. The offering date is the first day of any concurrent offering and purchase period, and the purchase date is the last day of such a period.
The Company recognizes stock-based compensation expense related to shares issued pursuant to its ESPP on a straight-line basis over the offering period.
Net Share Settlement
In October 2021, the Company’s board of directors approved a “net share settlement” approach for satisfaction of tax withholding obligations in connection with settlement of taxes for RSUs, and exercises of non-qualified stock options, at the Company’s discretion. As a result, the Company currently withholds shares upon vesting of RSUs, and the withheld shares are immediately canceled. The Company has presented “Shares withheld related to net share settlement” in its Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) as a reduction, separate from the total number of shares issued upon vesting and settlement. The Company has not withheld any shares as part of any option exercises. Upon payment of the withholding taxes to the appropriate taxing jurisdiction, the Company reflects the cash payment as a financing outflow in the Consolidated Statements of Cash Flows.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. The Company recognizes interest and penalties accrued with respect to uncertain tax positions, if any, in income tax expense (benefit) in the Consolidated Statements of Operations.
Investments
The Company maintains an investment portfolio of highly rated debt securities and money market mutual funds to manage its excess cash reserves. The Company’s primary objectives in investing its excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments.
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
The Company classifies and accounts for its money market mutual funds which have readily determinable fair values as equity securities, and it carries such securities at fair value with unrealized gains and losses reported in other income (expense), net in its Consolidated Statement of Operations.
The Company classifies and accounts for its debt securities as available-for-sale, and it carries such securities at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) until the security is sold or matures. During the year ended December 31, 2023, in connection with its available-for-sale debt securities, the Company recorded pretax unrealized gains in other comprehensive income (loss) of $0.4 million with no associated tax expense. During the year ended December 31, 2022, in connection with its available-for-sale debt securities, the Company recorded pretax unrealized losses in other comprehensive income (loss) of $0.4 million with no associated tax benefit. The Company held no investments in available-for-sale debt securities during the year ended December 31, 2021.
The Company determines any realized gains and losses on the sale of its available-for-sale debt securities using a specific identification method, and it records such gains and losses through other income (expense), net in its Consolidated Statement of Operations. During the year ended December 31, 2023, the Company did not have any sales of its available-for-sale debt securities and consequently, did not reclassify any amounts out of beginning accumulated other comprehensive income (loss) into other income (expense), net in the Consolidated Statement of Operations. During the year ended December 31, 2022, the Company recorded $0.9 million in proceeds related to sales of its available-for-sale debt securities. Because the Company first purchased these investments during the year ended December 31, 2022, it did not reclassify any net amounts out of beginning accumulated other comprehensive income (loss) into other income (expense), net in the Consolidated Statement of Operations during the year ended December 31, 2022.
If an available-for-sale debt security’s fair value declines below its amortized cost basis, the Company evaluates whether it intends to sell the security, or whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis. If either condition is met, the Company records an impairment loss on the security through other income (expense), net in its Consolidated Statement of Operations. If neither condition is met, the Company evaluates whether the decline is the result of credit-related factors, in which case the Company records the credit-related portion of the impairment loss through other income (expense), net in its Consolidated Statement of Operations, and records the non-credit-related portion of the impairment loss, net of tax, through other comprehensive income (loss) in the Consolidated Statement of Comprehensive Income.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
As of December 31, 2023, the Company maintains its cash accounts with several large financial institutions which the Company believes are financially sound. Accordingly, the Company believes minimal credit risk exists with respect to these cash balances.
The Company invests only in highly rated debt and equity securities. The Company believes the financial institutions that hold its investments are financially sound, and accordingly, are subject to minimal credit risk.
One customer accounted for 10% and 12% of the Company's outstanding accounts receivable as of December 31, 2023 and December 31, 2022, respectively. The Company closely monitors the financial condition of the foregoing customer, which has been in good credit standing. No other customer individually accounted for 10% or more of the Company’s outstanding accounts receivable as of December 31, 2023 and December 31, 2022. As such, the Company does not consider the concentration of its accounts receivable to be a material risk. There were no customers that individually represented 10% or more of revenue for the years ended December 31, 2023, 2022, and 2021.
The Company uses third parties to collect its credit card receivables and believes risk related to its credit card processing merchants is minimal.
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
The Company regularly monitors collections and payments from customers and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Prior to the Company’s adoption of ASC 326, Financial Instruments—Credit Losses, during the year ended December 31, 2022, management estimated its allowance for doubtful accounts by considering factors such as historical credit loss experience and current conditions, such as the length of time accounts receivables are past due, customer payment histories, and any specific customer collection issues identified. Subsequent to the Company’s adoption of Topic 326, management has expanded its approach and estimates its allowance for doubtful accounts by considering the above factors, current market conditions which may affect customer financial condition, and reasonable and supportable forecasts of future credit losses. The Company writes off accounts receivables that have become uncollectible.
The Company’s allowance for doubtful accounts was $2.4 million, $1.8 million, and $0.5 million as of December 31, 2023, 2022 and 2021, respectively, which was recorded net within accounts receivable on the Consolidated Balance Sheets.
Property and Equipment
Property and equipment is initially recorded at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer hardware and software and five years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets and the resulting gain or loss is reflected in general and administrative expenses in the Consolidated Statements of Operations.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
Leases
The Company determines at contract inception whether the arrangement is a lease based on its ability to control a physically distinct asset and determines the classification of the lease as either operating or finance. For all leases, the Company combines all components of the lease including related non-lease components as a single component. Operating leases are reflected as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Consolidated Balance Sheets. The Company has also elected to utilize the short-term lease recognition exemption and, for those leases that qualify, the Company has not recognized operating lease ROU assets or operating lease liabilities. The Company does not have any finance leases.
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
The Company computes rental income from subleasing certain of its office facilities on a straight-line basis over the sublease term in the Consolidated Statements of Operations. The difference between rental income and rental payments over the lease term is recorded as an unbilled rent receivable, which is included in prepaid expenses and other assets on the consolidated balance sheet.
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
Impairment of Long-Lived Assets
The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with ASC 360, Property, Plant and Equipment, Accounting for the Impairment or Disposal of Long-Lived Assets. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
independent of the cash flows of other groups of assets. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows are less than the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. There were no material impairment charges related to long-lived assets during the years ended December 31, 2023, 2022, and 2021.
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
Senior Unsecured Notes
On January 12, 2022, the Company issued an aggregate principal amount of $550.0 million senior unsecured notes due 2030 in a private placement. The Company includes its senior unsecured notes, net of debt issuance costs, within long-term borrowings, net in its Consolidated Balance Sheets. The Company accounts for the debt issuance costs incurred related to the senior unsecured notes using the effective interest method, under which the debt issuance costs are amortized as interest expense until the applicable maturity date. For more information on the senior unsecured notes, please see Note 9.
Share Repurchase Program
All shares repurchased under the Company’s share repurchase program are purchased for immediate retirement. Repurchased shares reduce the Company’s outstanding shares and its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share. All excess of repurchase price over par value for shares repurchased is allocated to retained earnings to the extent the Company has retained earnings. If the Company has an accumulated deficit, all excess of repurchase price over par value for shares repurchased is allocated first to additional paid-in capital, to the extent the Company has additional paid-in capital, until depleted, and then to accumulated deficit in the Company’s Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit). For more information on the Company’s share repurchase program, please see Note 14.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
As of December 31, 2023, the Company reflected $1.1 million of excise tax as part of the cost basis of the stock repurchased during the year ended December 31, 2023, and recorded a corresponding liability for the excise taxes payable in accrued expenses on its consolidated balance sheet.
Recent Accounting Pronouncements
Becoming a Large Accelerated Filer
Prior to December 31, 2022, the Company qualified as an emerging growth company (“EGC”) and was allowed by the Jumpstart Our Business Startups Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are required to be adopted by private companies. The Company elected to use the adoption dates applicable to private companies. As a result, prior to becoming an accelerated filer, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards applicable to public companies.
The Company became a large accelerated filer and no longer qualifies as an EGC at the conclusion of the fiscal year ended December 31, 2022. The adoption dates discussed below for recently adopted accounting pronouncements reflect the updated transition periods required as a result of becoming a large accelerated filer as of December 31, 2022. For all new or revised accounting pronouncements after December 31, 2022, the Company will be required to adopt in accordance with public company timelines.
Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosure requirements about a public entity’s reportable segments and significant segment expenses. This update also expands the interim segment disclosure requirements. Public entities that have a single reportable segment will be required to provide on both an interim and annual basis all the disclosures required by ASC 280, including those added by the amendments in ASU 2023-07. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the effects of the adoption of this update on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which intends to enhance the transparency and decision usefulness of income tax disclosures, primarily through expanding disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of this update on its consolidated financial statements.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The following table presents the Company’s basic net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net income per share, basic:
Net income	$49,098	$61,494	$3,600
Less: Accretion of redeemable convertible preferred stock	—	—	(1,480)
Less: Undistributed earnings attributable to participating securities	—	—	(168)
Net income attributable to Class A and Class B common stockholders	$49,098	$61,494	$1,952
Weighted average shares of Class A and Class B common stock outstanding	100,730	114,272	102,230
Net income per share attributable to Class A and Class B common stockholders, basic	$0.49	$0.54	$0.02
The Company computes diluted net income per share under the two-class method where income is reallocated between common stock, potential common stock and participating securities. Potential common stock primarily includes stock options and RSUs computed using the treasury stock method and the conversion of the convertible notes and accrued interest using the if converted method.
The following table presents the Company’s diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net income per share, diluted:
Numerator:
Net income attributable to Class A and Class B common stockholders	$49,098	$61,494	$1,952
Add:
Reallocation of net income attributable to participating securities	—	—	18
Net income attributable to Class A and Class B common stockholders, diluted	$49,098	$61,494	$1,970

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	100,730	114,272	102,230
Effect of dilutive securities:
Options to purchase common stock	4,761	6,943	12,471
Unvested restricted stock units	267	183	725
Employee stock purchase plan	23	—	12
Unvested early exercise common stock	—	—	33
Weighted average shares of Class A and Class B common stock outstanding, diluted	105,781	121,398	115,471
Net income per share attributable to Class A and Class B common stockholders, diluted	$0.46	$0.51	$0.02

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The following table presents the weighted average number of potentially dilutive common stock equivalents excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2023	2022	2021
Options to purchase common stock	5	71	3
Unvested restricted stock units	6,247	5,681	153
Convertible notes with related parties, if converted basis	—	—	1,226
Employee stock purchase plan	124	240	45
Total shares excluded from diluted net income per share	6,376	5,992	1,427
The CEO Performance Award is excluded from the above table because none of the market conditions had been met as of December 31, 2023. Additionally, in December 2023, the Company entered into the Cancellation Agreement with the CEO, which provided for the cancellation of the 1.4 million market-based RSUs included in the CEO Performance Award. For more information on the Cancellation Agreement, please see Note 15.
4.    Revenue Information
Contract Balances
Contract liabilities are recorded as deferred revenue when customer payments are received in advance of the Company meeting all the revenue recognition criteria under ASC 606. Deferred revenue includes prepaid subscription and performance-based revenue. Generally, the remaining performance obligations will be satisfied within one to twelve months after prepayment. The Company recognized $19.5 million, $23.3 million, and $15.1 million of revenue during the years ended December 31, 2023, 2022, and 2021, respectively, that were included in the deferred revenue balance as of December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2023 and 2022, the Company had no contract assets.
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
For the years ended December 31, 2023, 2022, and 2021, amortization expense for deferred sales commissions was $5.5 million, $5.4 million, and $4.3 million, respectively. There was no impairment to capitalized deferred commissions in the periods presented.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
Disaggregation of Revenue
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Year Ended December 31,
	2023	2022	2021
Subscription	$508,384	$696,334	$600,090
Performance-based	137,338	208,315	141,051
Total revenue	$645,722	$904,649	$741,141
Performance Obligations
No revenue was recognized during the years ended December 31, 2023, 2022 and 2021 from performance obligations satisfied in previous periods.
As of December 31, 2023, the Company did not have any material remaining performance obligations expected to be recognized in the future. Generally, any remaining performance obligations relate primarily to subscription services such as time-based job posting plans, upsell services, and resume database plans that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.
5.    Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest income	$19,929	$4,956	$3
Other miscellaneous income (expense), net	577	398	29
Other income (expense), net	$20,506	$5,354	$32

6.    Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	December 31,
	2023	2022
Computer, equipment and software	$4,878	$8,626
Furniture and fixtures	897	1,081
Leasehold improvements	7,896	8,709
	13,671	18,416
Less: Accumulated depreciation	(7,458)	(10,313)
Total property and equipment, net	$6,213	$8,103
Depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $2.5 million, $2.8 million, and $2.3 million, respectively.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
7.    Internal-Use Software, Net
Internal-use software consists of the following (in thousands):

	December 31,
	2023	2022
Internal-use software	$46,899	$39,628
Less: Accumulated amortization	(28,290)	(23,870)
Total internal-use software, net	$18,609	$15,758
Amortization expense for internal-use software for the years ended December 31, 2023, 2022, and 2021 was $9.1 million, $7.9 million, and $7.2 million, respectively.
Future amortization expense of the Company’s internal-use software as of December 31, 2023 is as follows for the years ending December 31, (in thousands):

2024	$8,136
2025	6,296
2026	3,447
2027	730
Total future amortization expense	$18,609

8.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation and benefits	$17,895	$31,791
Accrued marketing	8,133	10,937
Accrued commissions	3,740	5,716
Accrued partner expenses	2,255	7,465
Accrued refunds and customer liabilities	2,179	2,863
Accrued non-income taxes	1,599	3,605
Other accrued expenses	5,940	6,738
Total accrued expenses	$41,741	$69,115
s
9.    Debt
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
On May 26, 2021, the principal and accrued contractual interest balance of the Convertible Notes was $25.6 million, which converted into 3.1 million shares of Class B common stock at a conversion price of $8.2909 per share.
Prior Credit Facility
The Company previously entered into a loan and security agreement with a financial institution that provided for a revolving credit facility which terminated on April 30, 2021 when the Company entered into a new credit facility as described below. Total interest expense incurred under the prior credit facility was immaterial for the year ended December 31, 2021, and was mostly attributable to fees on the unused portion of the credit facility.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
Secured Overnight Financing Rate (“SOFR”) reference rate (as defined therein). No other terms or conditions of the Credit Agreement were changed as a result of this amendment.
The Company had no amounts outstanding under the Credit Agreement and was in compliance with the financial covenants as of December 31, 2023. The amount available under the credit facility as of December 31, 2023 was $245.7 million, which is the credit limit less letters of credit outstanding of $4.3 million.
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
The Company includes its Notes, net of debt issuance costs, within long-term borrowings, net in its Consolidated Balance Sheets.
The Company accounts for the debt issuance costs incurred related to the Notes using the effective interest method, under which the debt issuance costs are amortized as interest expense until the

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
applicable maturity date. As of December 31, 2023, the Company had a carrying amount of approximately $7.4 million of debt issuance costs related to the Notes.
For the years ended December 31, 2023 and 2022, the Company recognized $28.5 million and $27.6 million, respectively, in interest expense related to the Notes with an effective interest rate of 5.4% for both years. Such interest expense includes $1.0 million and $0.9 million related to the amortization of debt issuance costs for the years ended December 31, 2023 and 2022, respectively.

10.    Commitments and Contingencies
Purchase Commitments
As of December 31, 2023, the Company had various noncancelable purchase commitments relating to hosting service agreements. Future minimum commitments are $8.0 million for 2024, $8.3 million for 2025, and no further commitments for 2026 and beyond.
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
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of December 31, 2023, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.
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
Restructuring
On May 31, 2023, the Company announced and committed to a restructuring plan to optimize its cost structure and drive long-term efficiency in response to the impact of macroeconomic conditions. This plan resulted in a reduction in the Company’s global workforce of approximately 20%. The Company initially

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
recorded restructuring costs of $8.6 million during the year ended December 31, 2023 primarily related to employee severance and continuation of health benefits. Included in the $8.6 million of restructuring costs were non-cash charges of $0.3 million pertaining to fixed asset disposals incurred in conjunction with the restructuring plan. During the year ended December 31, 2023, the Company reversed $1.0 million associated with the restructuring costs liability when it was determined such costs would not need to be paid. Net restructuring costs were presented as $3.4 million in sales and marketing, $3.2 million in research and development, and $1.0 million in general and administrative expenses within the Consolidated Statements of Operations.
The following table presents the restructuring costs liability for the year ended December 31, 2023, which is included in accrued expenses in the Company’s Consolidated Balance Sheets (in thousands):

Year Ended December 31,
2023
Accrual, at beginning of year	$—
Expense	8,336
Cash payments	(7,345)
Non-cash adjustments	(991)
Accrual, at end of year	$—

11.    Financial Instruments
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The following table presents the Company’s financial assets measured at fair value on a recurring basis, as well as the amortized cost basis and gross unrealized gains and losses of those assets as of December 31, 2023 (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$237,104	$—	$—	$237,104	$237,104	$—
Money market mutual funds	23,762	—	—	23,762	23,762	—
U.S. treasury securities	138,893	38	(8)	138,923	—	138,923
Subtotal	399,759	38	(8)	399,789	260,866	138,923
Level 2:
Commercial paper	25,899	—	—	25,899	6,495	19,404
Certificates of deposit	7,768	—	—	7,768	3,010	4,758
Corporate notes and obligations	71,545	12	(21)	71,536	12,672	58,864
Asset-backed securities	7,319	7	(10)	7,316	—	7,316
U.S. agency securities	7,814	—	(5)	7,809	—	7,809
Subtotal	120,345	19	(36)	120,328	22,177	98,151
Total cash, cash equivalents, and marketable securities	$520,104	$57	$(44)	$520,117	$283,043	$237,074
As of December 31, 2022, the Company’s financial assets consisted of the following (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$166,341	$—	$—	$166,341	$166,341	$—
Money market mutual funds	49,545	—	—	49,545	49,545	—
U.S. treasury securities	204,580	9	(180)	204,409	2,995	201,414
Subtotal	420,466	9	(180)	420,295	218,881	201,414
Level 2:
Commercial paper	41,348	—	—	41,348	—	41,348
Certificates of deposit	6,116	—	—	6,116	—	6,116
Corporate notes and obligations	63,912	10	(202)	63,720	1,519	62,201
Asset-backed securities	15,150	17	(29)	15,138	—	15,138
U.S. agency securities	23,736	5	(3)	23,738	6,980	16,758
Subtotal	150,262	32	(234)	150,060	8,499	141,561
Total cash, cash equivalents, and marketable securities	$570,728	$41	$(414)	$570,355	$227,380	$342,975
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
significant inputs derived from observable market data. The fair values of the Company’s Level 2 corporate notes and obligations, asset-backed securities, and U.S. agency securities are determined using an evaluated price based on a compilation of reported market information, such as benchmark yield curves, credit spreads and estimated default rates.
The carrying amounts of the Company’s remaining financial instruments not discussed in the above table, including accounts receivable and accounts payable, approximate fair value because of their short-term maturities, except for the Company’s senior unsecured notes which are valued on a quarterly basis for disclosure purposes only based on quoted prices for the Notes in less active markets and categorized accordingly as Level 2 in the fair value hierarchy. The aggregate fair value of the Notes was estimated to be approximately $478.5 million as of December 31, 2023, and approximately $451.0 million as of December 31, 2022 .
Certain assets, including operating leases, long-lived assets, and goodwill, are also subject to measurement at fair value on a non-recurring basis using Level 2 or Level 3 inputs, respectively, but only when they are deemed to be impaired. As of December 31, 2023 and December 31, 2022, no material impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
Equity Securities
The Company’s investments in equity securities consist primarily of money market mutual funds. During the years ended December 31, 2023 and 2022, the Company recorded no material unrealized gains and losses in connection with its money market mutual funds held as of December 31, 2023. The Company had no investments in money market mutual funds during the year ended December 31, 2021.
Available-for-sale Debt Securities
The following table summarizes the fair value of the Company’s available-for-sale debt securities by contractual maturity as of December 31, 2023 (in thousands):

Due within 1 year	$254,426
Due after 1 year through 5 years	4,825
Total available-for-sale debt securities	$259,251
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2023 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$3,211	$(6)	$1,027	$(4)	$4,238	$(10)
Corporate notes and obligations	40,527	(21)	—	—	40,527	(21)
U.S. treasury securities	7,397	(8)	—	—	7,397	(8)
U.S. agency securities	7,809	(5)	—	—	7,809	(5)
Total available-for-sale debt securities	$58,944	$(40)	$1,027	$(4)	$59,971	$(44)

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
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
The Company did not recognize any credit losses for its available-for-sale debt securities during the years ended December 31, 2023 and 2022. The Company held no investments in available-for-sale debt securities during the years ended December 31, 2021.
During the year ended December 31, 2023, the Company did not have any sales of its available-for-sale debt securities. During the year ended December 31, 2022, the Company recorded $0.9 million in proceeds related to sales of its available-for-sale debt securities. The Company recorded no material gross realized gains and gross realized losses in its Consolidated Statement of Operations during the year ended December 31, 2022 as a result of those sales.
12.    Leases
The Company has various noncancelable operating leases for its offices. These existing leases have remaining lease terms ranging from 1 to 7 years. Certain lease agreements contain renewal options, termination rights, rent abatement and/or escalation clauses with renewal terms that can extend the lease term from 2 to 10 years.
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
The components of lease cost related to the Company’s operating leases are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$4,933	$5,502	$6,816
Short-term lease cost	189	391	7
Variable lease cost	1,533	1,497	1,203
Sublease income	(507)	(597)	(151)
Net lease cost	$6,148	$6,793	$7,875

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The Company made cash payments for amounts included in the measurement of operating lease liabilities of $6.9 million, $7.6 million, and $4.3 million, for the years ended December 31, 2023, 2022, and 2021, respectively. Such amounts are presented net of tenant improvement allowances received of $0.1 million and $3.9 million for the years ended December 31, 2022, and 2021, respectively. For the year ended December 31, 2023, no tenant improvement allowances were received.
Supplemental information related to the Company’s operating leases is as follows:

	December 31,
	2023	2022	2021
Weighted-average remaining lease term	5.0 years	5.2 years	5.4 years
Weighted-average incremental borrowing rate	5.1%	5.0%	5.1%
Future undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities as of December 31, 2023 are as follows (in thousands):

2024	$4,976
2025	2,921
2026	1,228
2027	1,260
2028	1,293
Thereafter	3,140
Total lease payments	14,818
Less: imputed interest	(1,668)
Present value of operating lease liabilities	$13,150
13.    Common Stock and Redeemable Convertible Preferred Stock
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
14.    Share Repurchase Program
In February 2022, the Company’s board of directors authorized the Company to repurchase up to $100.0 million of outstanding shares of its common stock pursuant to a new share repurchase program (the

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
“Program”). Additionally, the Company’s board of directors authorized increases to the Program of $150.0 million, $200.0 million, and $100.0 million in June 2022, November 2022, and May 2023, respectively, which resulted in a total of $550.0 million of outstanding shares of its common stock authorized to be repurchased under the Program.
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
During the year ended December 31, 2022, the Company repurchased 18.6 million shares of its Class A common stock for $339.3 million under the share repurchase program, including 7.7 million shares of its Class A common stock delivered under three accelerated share repurchase agreements totaling $150.0 million, 7.9 million shares of its Class A common stock delivered under a Rule 10b5-1 plan totaling $137.7 million, and 3.0 million shares of its Class A common stock totaling $51.6 million through open market purchases.
During the year ended December 31, 2023, the Company repurchased 9.6 million shares of its Class A common stock for $147.3 million under the Program, including 6.9 million shares of its Class A common stock delivered under a Rule 10b5-1 plan totaling $110.7 million, 2.6 million shares of its Class A common stock purchased in the open market totaling $36.6 million, and 0.1 million shares of its Class A common stock delivered upon the final settlement of the accelerated share repurchase agreement that the Company entered into in December 2022.
Approximately $63.4 million remains available for future repurchases of the Company’s common stock under the Company’s share repurchase program as of December 31, 2023.
All shares repurchased under the Program were immediately retired. Repurchased shares reduced the Company’s outstanding shares and its weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share.
15.    Stock-Based Compensation
Total stock-based compensation expense is recorded in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$660	$807	$1,093
Sales and marketing	12,537	10,858	17,865
Research and development	35,352	30,985	34,230
General and administrative	35,686	34,306	54,070
Total stock-based compensation	$84,235	$76,956	$107,258
2012 and 2014 Equity Incentive Plans
Prior to adoption of the 2021 Equity Incentive Plan (the “2021 Plan”), the Company granted awards under the 2012 Equity Incentive Plan (the “2012 Plan”) or the 2014 Equity Incentive Plan (the “2014 Plan”, and together with the “2012 Plan”, the “Prior Plans”). All awards currently are granted from the

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
2021 Plan. However, the Prior Plans continue to govern the terms and conditions of the outstanding awards previously granted under the 2012 Plan and 2014 Plan.
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
2021 Equity Incentive Plan
In April 2021, the Company adopted the 2021 Plan, which became effective on May 14, 2021 in connection with the Direct Listing. The 2021 Plan permits the grant of incentive stock options to employees and the grant of non-qualified stock options, restricted stock, restricted stock awards, RSUs, stock appreciation rights, performance units, performance shares and stock bonus awards to the Company’s employees, directors, and consultants. Under the 2021 Plan, 10.7 million shares of Class A common stock were initially reserved for issuance. The number of shares initially reserved for issuance pursuant to awards under the 2021 Plan will be increased by (i) (a) any reserved shares not issued or subject to outstanding awards granted under the Prior Plans that cease to be subject to such awards by forfeiture or otherwise after the effective date, (b) shares issued under the Prior Plans before or after the effective date pursuant to the exercise of stock options that are, after the effective date, forfeited, (c) shares issued under the Prior Plans that are repurchased by the Company at the original purchase price or are otherwise forfeited, and (d) shares that are subject to stock options or other awards under the Prior Plans that are used to pay the exercise price of a stock option or withheld to satisfy the tax withholding obligations related to any award and (ii) an annual increase on January 1st of each year beginning in 2022 through 2031, by the lesser of (a) 5% of the number of shares of all classes of the Company’s common stock issued and outstanding on December 31 immediately prior to the date of increase or (b) such number of shares determined by the board of directors. Under the 2021 Plan, as of December 31, 2023, 25.9 million shares of Class A common stock were authorized, of which 15.6 million shares of Class A common stock were available for future issuance.
2021 Employee Stock Purchase Plan
In August 2021, the Company launched the ESPP. The ESPP provides for concurrent six-month offering and purchase periods beginning February 15 and August 15 of each year. The Company has initially reserved 1.3 million shares of its Class A common stock for issuance and sale under the ESPP. On January 1 of each of year, 2022 through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of Class A common stock and shares of preferred stock of the Company (on an as converted to common stock basis) on the immediately preceding December 31; provided that the board of directors or compensation committee may in its sole discretion reduce the amount of the increase in any particular year. As of December 31, 2023, 3.0 million shares of Class A common stock were authorized of which 2.1 million shares of Class A common stock were available for future issuance.
The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount through payroll deductions of their eligible compensation, subject to certain plan limitations. On each purchase date, eligible employees can purchase the Company’s Class A common stock at a price per share equal to 85% of the lesser of the fair value of the Company’s Class A

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
common stock on (i) the offering date or (ii) the purchase date. The offering date is the first day of any concurrent offering and purchase period, and the purchase date is the last day of any concurrent offering and purchase period. During the year ended December 31, 2023, 0.4 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $6.4 million. During the year ended December 31, 2022, 0.4 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $8.1 million. During the year ended December 31, 2021, no shares of Class A common stock were purchased under the ESPP.
For the ESPP, the Company recorded stock-based compensation expense of $2.1 million, $2.6 million, and $1.4 million during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $0.3 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the offering period ending on February 14, 2024. As of December 31, 2023, the Company recorded a liability of $2.3 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses in the Consolidated Balance Sheets.
Stock Options
Under the Prior Plans and the 2021 Plan (collectively, the “Plans”), options must be granted with exercise prices not less than the fair value of the underlying common stock on the date of grant. Options granted generally vest over periods of up to four years and expire ten years from the grant date. In 2019, the Company amended the terms and conditions of the Israeli Sub-Plan of the 2014 Plan. The Israeli Sub-Plan amendment allows the Company to grant options to Israeli employees or Israeli non-employees with exercise prices less than the fair value of the underlying common stock on the date of grant. The Company’s policy is to issue new shares of common stock upon the exercise of stock options.
A summary of the Company’s stock option activity under Plans for the year ended December 31, 2023 is as follows (in thousands, except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,746	$2.31	4.2	$95,188
Granted	—	—
Exercised	(1,547)	2.44
Forfeited/Canceled	(40)	2.55
Outstanding at December 31, 2023	5,159	$2.27	3.5	$59,998
Exercisable at December 31, 2023	5,086	$2.27	3.5	$59,158
No stock options were granted by the Company during the years ended December 31, 2023 and 2022. The weighted-average grant date fair value per share of options granted for the year ended December 31, 2021 was $23.34. The total intrinsic value of options exercised in 2023, 2022, and 2021 was $22.2 million, $48.6 million, and $182.5 million, respectively. This intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option. During the year ended December 31, 2023, the tax benefit realized from stock option exercises was approximately $1.7 million.
The weighted average assumptions that were used to calculate the grant date fair value of the Company’s stock option grants for the year ended December 31, 2021 were as follows:

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements

2021
Expected dividend yield	—%
Expected stock price volatility	58.0%
Risk-free interest rate	1.0%
Expected term (in years)	6.2
Fair value of common stock	$25.10
During the years ended December 31, 2023, 2022, and 2021, the Company recorded stock-based compensation expense for stock option awards of $1.1 million, $2.8 million, and $4.3 million, respectively, under the Plans. As of December 31, 2023, total remaining stock-based compensation expense for unvested stock options is $1.1 million, which is expected to be recognized over a weighted average period of 0.6 years.
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
The Company estimated the grant date fair value of this award using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation. A Monte Carlo simulation model also was used to estimate a derived service period for each of the five vesting tranches, which is the measure of the expected time to achieve each of the stock price targets. The various assumptions used in the Monte Carlo simulation included an expected dividend yield of zero, expected term of ten years, estimated volatility of 59%, and a risk-free interest rate of 1.6%. Using these inputs, the weighted average

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
grant date fair value was estimated to be $16.34 per share, the weighted average derived service period of each tranche was estimated to be 4.1 years and ranged from 3.2 to 5.0 years, and the aggregate stock-based compensation expense was estimated to be $22.8 million over the derived service period of each tranche using a graded attribution method.
On December 21, 2023, the Company entered into the Cancellation Agreement with the CEO, which provided for the cancellation of the 1.4 million market-based RSUs included in the CEO Performance Award. As of the date of the Cancellation Agreement, none of the stock price targets set forth in the CEO Performance Award had been met so that all of the RSUs were unvested. The cancellation resulted in an acceleration of unrecognized stock-based compensation expense from future periods into the fourth quarter of 2023. Accordingly, a $7.5 million one-time non-cash expense was recorded in the year ended December 31, 2023 in general and administrative expenses within the Company’s Consolidated Statement of Operations. During the years ended December 31, 2023, 2022, and 2021, the Company recorded stock-based compensation expense of $13.3 million, $5.9 million, and $3.6 million, respectively, related to the CEO Performance Award.
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
For all RSUs, excluding the CEO Performance Award and modification of the COO awards, the Company recorded stock-based compensation expense of $67.7 million, $65.6 million, and $93.9 million during the years ended December 31, 2023, 2022, and 2021, respectively.
A summary of the Company’s RSU activity for the year ended December 31, 2023 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	7,641	$21.20
Granted	5,094	20.03
Vested	(3,078)	22.58
Forfeited/Canceled	(2,982)	19.31
Unvested at December 31, 2023	6,675	$20.36
The weighted-average grant date fair value per share of RSUs granted for the years ended December 31, 2023, 2022, and 2021 were $20.03, $19.30, and $23.75, respectively. The total fair value of RSUs vested during the years ended December 31, 2023, 2022, and 2021 was $47.1 million, $48.1 million, and $79.8 million, respectively.
As of December 31, 2023, total unrecognized stock-based compensation expense for unvested RSUs was $128.9 million, which is expected to be recognized over a weighted average period of 1.4 years. The Company had no outstanding performance-based RSUs as of December 31, 2023.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
16.    Income Taxes
The following are domestic and foreign components of the Company’s income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$67,643	$71,136	$(11,127)
Foreign	2,907	2,948	1,851
Income (loss) before income taxes	$70,550	$74,084	$(9,276)
The components of the Company's income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$30,124	$6,099	$—
State and local	8,498	4,394	438
Foreign	801	2,373	1,632
Total current income tax expense	39,423	12,866	2,070
Deferred:
Federal	(14,866)	(5,517)	(10,147)
State and local	(2,414)	5,191	(4,702)
Foreign	(691)	50	(97)
Total deferred income tax benefit	(17,971)	(276)	(14,946)
Total income tax expense (benefit)	$21,452	$12,590	$(12,876)
A reconciliation of the income taxes computed at the U.S. federal statutory tax rate of 21% to the income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	$14,816	$15,559	$(1,948)
State and local income taxes, net of federal benefit	5,002	3,451	(2,102)
Foreign derived intangible income deduction	(1,110)	(519)	—
Foreign rate differential	(1,872)	56	250
Stock-based compensation	7,931	(435)	(18,518)
Transaction costs	—	—	4,792
Officers compensation limitation	2,356	2,146	7,828
Non-deductible expenses	909	315	235
Tax credits	(9,189)	(17,598)	(3,112)
Uncertain tax positions	1,449	—	—
Change in valuation allowance	2,282	12,654	—
Return to provision	(1,532)	(3,775)	(389)
Other	410	736	88
Income tax expense (benefit)	$21,452	$12,590	$(12,876)

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
During the year ended December 31, 2023, the Israeli Innovation Authority approved the Company’s application to be considered a Preferred Enterprise, as defined under the Law of Encouragement of Capital Investments, for the tax years ended December 31, 2023, 2022, 2021, and 2020. This approval resulted in a reduction in the statutory tax rate applied to the Company’s preferred income, as defined under the Law of Encouragement of Capital Investments, during those years from 23% to 16%. As a result, the Company recognized a cumulative benefit of $2.0 million during the year ended December 31, 2023, representing a $0.02 and $0.01 benefit to basic and diluted net income per share, respectively. The approval expires as of the end of the tax year ended December 31, 2023.
The components of deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred income tax assets:
Net operating loss carryforwards	$409	$1,116
Stock-based compensation	3,892	3,471
Accrued expenses	7,349	7,201
Tax credit carryforwards	15,606	16,792
Capitalized development	51,541	26,578
Operating lease liabilities	3,358	4,471
Total deferred tax assets	82,155	59,629
Less valuation allowance	(14,935)	(12,748)
Net deferred tax assets	67,220	46,881
Deferred tax liabilities:
Property and equipment	(736)	(927)
Operating lease right-of-use assets	(2,233)	(2,842)
Intangible assets and goodwill	(4,635)	(2,006)
Unremitted earnings of foreign subsidiaries	(776)	(348)
Deferred commissions	(2,346)	(2,454)
Other	(220)	—
Total deferred tax liabilities	(10,946)	(8,577)
Total net deferred tax assets	$56,274	$38,304
The Company regularly assesses the need for a valuation allowance against its deferred tax assets as prescribed by ASC 740, Income Taxes. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, which includes historical operating performance and the Company’s ability to generate sufficient taxable income in the future, whether it is more likely than not that some or all the deferred tax assets will not be realized. Although the Company incurred a current year pretax profit and maintains a recent history of cumulative earnings, during the year ended December 31, 2023, the Company continued to maintain a valuation allowance against the deferred tax asset associated with carried forward California Research and Development Credits, as the Company believes that it is more likely than not that it will not generate sufficient California sourced taxable income in future years to utilize that deferred tax asset. This valuation allowance totaled $14.9 million and $12.7 million as of December 31, 2023 and 2022, respectively.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The change in the valuation allowance was comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Valuation allowance, at beginning of year	$12,748	$—	$—
Increase in valuation allowance recorded through earnings	2,281	12,654	—
Decrease in valuation allowance recorded through other comprehensive income	(94)	—	—
Increase in valuation allowance recorded through other comprehensive income	—	94	—
Valuation allowance, at end of year	$14,935	$12,748	$—
As of December 31, 2023, the Company had no gross U.S. federal operating loss carryforwards, and $9.1 million of gross state operating loss carryforwards, of which $0.1 million of the state operating loss carryforwards carryforward indefinitely. The remaining gross state operating loss carryforwards as of December 31, 2023 will expire at various dates beginning in the year ending December 31, 2030, if not utilized. As of December 31, 2022, the Company had no gross U.S. federal operating loss carryforwards and $21.2 million of gross state operating loss carryforwards. Additionally, as of December 31, 2023 and 2022, the Company had U.S. federal credit carryforwards of zero and $13.6 million, respectively, and state credit carryforwards of $23.5 million and $19.6 million, respectively. These amounts differ from the listing of deferred taxes above due to the federal detriment of state benefits, and unrecognized tax benefits recorded against the deferred tax. The majority of gross state credit carryforwards are not subject to expiration.
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
The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefit, beginning of year:	$17,077	$6,337	$5,121
Gross increases - tax positions in prior year	3,912	7,720	281
Gross increases - tax positions in current year	3,341	3,020	935
Gross decreases - tax positions in prior year	—	—	—
Gross decreases - tax positions in current year	—	—	—
Unrecognized tax benefit, end of year	$24,330	$17,077	$6,337
For the years ended December 31, 2023 and 2022, the Company had gross unrecognized tax benefits of $24.3 million and $17.1 million, respectively. If recognized, $22.6 million, or $16.7 million net of existing valuation allowances, of unrecognized tax benefits would impact the Company’s effective tax rate. The Company has not accrued material interest or penalties related to unrecognized tax benefits reflected in the consolidated financial statements during the years ended December 31, 2023, 2022, and 2021. The Company believes that any change to the unrecognized tax benefits in the next 12 months will not be material to the consolidated financial statements.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
In the normal course of business, the Company is subject to taxation in and is regularly audited by federal, state, and foreign tax authorities. As of December 31, 2023, the Company is not under audit by the Internal Revenue Service, any state authority, or any material foreign jurisdiction for income taxes for any open years. Due to the Company’s historic net operating loss carryforwards, the Company’s domestic income tax returns are open to examination by the Internal Revenue Service beginning with tax year 2012 and by state taxing authorities beginning with tax year 2011.
As of December 31, 2023, the Company does not consider the available cash balances related to undistributed earnings of its foreign subsidiaries to be indefinitely reinvested.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
- Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework). Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2023, the following individual(s) serving as a director and/or an officer (as defined in Rule 16a-1(f) of the Exchange Act) of our company adopted or terminated a trading plan for the purchase or sale of our securities as described in Item 408 of Regulation S-K. The material terms of these plans, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the “Rule 10b5-1 Plans”), are as follows:
•On December 15, 2023, Boris Shimanovsky, our Executive Vice President, Chief Technology Officer, adopted a Rule 10b5-1 Plan for the potential sale of up to 209,283 shares of common stock. The plan’s expiration date is December 31, 2024.
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
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of calendar year 2023 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 11. Executive Compensation
The information required by Item 11 will be included in the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of calendar year 2023 pursuant to Regulation 14A, which information is incorporated herein by this reference.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of calendar year 2023 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of calendar year 2023 pursuant to Regulation 14A, which information is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of calendar year 2023 pursuant to Regulation 14A, which information is incorporated herein by this reference.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
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
(3) Exhibits:

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation.	8-K	001-40406	3.1	5/17/2021
3.2	Amended and Restated Bylaws.	8-K	001-40406	3.1	4/27/2023
4.1	Form of Class A common stock certificate.	S-1	333-255488	4.1	4/23/2021
4.2	Form of Class B common stock certificate.	S-8	333-256155	4.6	5/14/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated April 22, 2021, by and between ZipRecruiter, Inc. and certain security holders.	S-1	333-255488	4.2	4/23/2021
4.4	Indenture, dated as of January 12, 2022, among ZipRecruiter, Inc. and Computershare Trust Company, N.A., as trustee.	8-K	001-40406	4.1	1/12/2022
4.5	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.4).	8-K	001-40406	4.2	1/12/2022
4.6	Description of Registered Securities.	10-K	001-40406	4.6	3/03/2022
10.1*	Form of Indemnification Agreement by and between ZipRecruiter, Inc. and each of its directors and executive officers.	S-1	333-255488	10.1	4/23/2021
10.2*	2014 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-255488	10.3	4/23/2021
10.3*	2021 Equity Incentive Plan and the forms of award agreements thereunder.	S-8	333-256155	4.9	5/14/2021
10.4*	2021 Employee Stock Purchase Plan.	S-1	333-255488	10.5	4/23/2021
10.5*	Offer Letter by and between ZipRecruiter, Inc. and Ian Siegel, dated April 22, 2021.	S-1	333-255488	10.6	4/23/2021
10.6*	Letter Agreement, effective as of December 15, 2021, by and between ZipRecruiter, Inc. and Tim Yarbrough.	10-K	001-40406	10.7	2/27/2023

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements

10.7*	Offer Letter by and between ZipRecruiter, Inc. and Boris Shimanovsky, dated April 22, 2021.	S-1	333-255488	10.7	4/23/2021
10.8*	Form of Change in Control and Severance Agreement.	S-1	333-255488	10.9	4/23/2021
10.9	Lease Agreement, dated September 30, 2017, between Hudson 604 Arizona, LLC and ZipRecruiter, Inc.	S-1	333-255488	10.15	4/23/2021
10.10	First Amendment to Lease Agreement, dated December 15, 2017, by and between Hudson 604 Arizona, LLC and ZipRecruiter, Inc.	S-1	333-255488	10.16	4/23/2021
10.11	Sublease Agreement, dated January 31, 2018, between SwitchUp Ltd. and ZipRecruiter Israel Ltd.	S-1	333-255488	10.17	4/23/2021
10.12	Office Lease, dated March 2, 2020, by and between DARED 89 LLC and ZipRecruiter, Inc.	S-1	333-255488	10.19	4/23/2021
10.13	Second Amended and Restated Loan and Security Agreement, dated September 20, 2020, between the Company and Silicon Valley Bank.	S-1	333-255488	10.20	4/23/2021
10.14*	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement, granted April 19, 2021, by and between ZipRecruiter, Inc. and Ian Siegel.	S-1	333-255488	10.21	4/23/2021
10.15*	Letter Agreement, dated April 22, 2021, by and between ZipRecruiter, Inc. and Ian Siegel.	S-1	333-255488	10.22	4/23/2021
10.16	Credit Agreement, dated April 30, 2021, by and among ZipRecruiter, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	S-1	333-255488	10.23	4/23/2021
10.17	Amendment No. 1 to Credit Agreement, dated November 19, 2021, by and among ZipRecruiter, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	001-40406	10.25	3/03/2022
10.18	Amendment No. 2 to Credit Agreement, dated January 10, 2022, by and among ZipRecruiter, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-40406	10.1	1/12/2022
10.19*	2021 Employee Stock Purchase Plan Sub-Plan for Israeli Participants.	8-K	001-40406	99.1	9/22/2021
10.20*	Letter Agreement, dated September 28, 2021, by and between ZipRecruiter, Inc. and Qasim Saifee.	10-K	001-40406	10.28	3/03/2022
10.21*	Letter Agreement, dated December 15, 2021, by and between ZipRecruiter, Inc. and David Travers.	10-K	001-40406	10.29	3/03/2022
10.22*	Annual Executive Incentive Plan.	10-K	001-40406	10.30	3/03/2022

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements

10.23	Amendment No. 3 to Credit Agreement, dated April 26, 2022, by and among ZipRecruiter, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-40406	10.1	8/15/2022
10.24	Amendment No. 4 to Credit Agreement, dated March 28, 2023, by and among ZipRecruiter, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-40406	10.1	5/09/2023
10.25	Waiver Agreement dated May 31, 2023 by and between Ian Siegel and ZipRecruiter, Inc.	8-K	001-40406	10.1	5/31/2023
10.26	Restricted Stock Unit Cancellation Agreement, dated December 21, 2023, between ZipRecruiter, Inc. and Ian Siegel.	8-K	001-40406	10.1	12/21/2023
21.1	Subsidiaries.	10-K	001-40406	21.1	3/03/2022
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97*	ZipRecruiter, Inc. Compensation Recovery Policy.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.	X
* Management contract or compensatory plan or arrangement.
† Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
Item 16. Form 10-K Summary
None.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on February 28, 2024.

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

Signature	Title	Date

/s/ Ian Siegel	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Ian Siegel

/s/ Timothy Yarbrough	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Timothy Yarbrough

/s/ Lora Bartolome	Vice President, Accounting and Controller (Principal Accounting Officer)	February 28, 2024
Lora Bartolome

/s/ Brie Carere	Director	February 28, 2024
Brie Carere

/s/ Yvonne Hao	Director	February 28, 2024
Yvonne Hao

/s/ Cipora Herman	Director	February 28, 2024
Cipora Herman

/s/ Blake Irving	Director	February 28, 2024
Blake Irving

/s/ Eric Liaw	Director	February 28, 2024
Eric Liaw

/s/ Emily McEvilly	Director	February 28, 2024
Emily McEvilly