Form 10-Q
period 2024-03-31
ZIPRECRUITER, INC.
filed 2024-05-09
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 76,673,216 shares of Class A common stock outstanding and 22,633,316 shares of Class B common stock outstanding as of May 3, 2024.

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZipRecruiter, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$282,500	$283,043
Marketable securities	230,481	237,074
Accounts receivable, net of allowances of $3,316 and $3,859 at March 31, 2024 and December 31, 2023, respectively	26,255	27,247
Prepaid expenses and other assets	7,913	9,853
Deferred commissions, current portion	4,982	5,071
Total current assets	552,131	562,288
Property and equipment, net	5,755	6,213
Operating lease right-of-use assets	8,990	8,744
Internal-use software, net	18,359	18,609
Deferred commissions, net of current portion	3,901	4,114
Goodwill	1,724	1,724
Deferred tax assets, net	70,736	57,050
Other assets	848	758
Total assets	$662,444	$659,500

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,846	$11,839
Accrued expenses	34,982	41,741
Accrued interest	5,935	12,837
Deferred revenue	13,019	12,860
Operating lease liabilities, current portion	4,959	4,429
Other current liabilities	14,384	1,164
Total current liabilities	83,125	84,870
Operating lease liabilities, net of current portion	8,120	8,721
Long-term borrowings, net	542,840	542,577
Other long-term liabilities	15,709	14,967
Total liabilities	649,794	651,135
Commitments and contingencies (Note 7)

Stockholders' equity
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of March 31, 2024 and December 31, 2023; 76,647 and 76,173 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.00001 par value; 700,000 shares authorized as of March 31, 2024 and December 31, 2023; 22,829 shares issued and 22,634 shares outstanding as of March 31, 2024 and December 31, 2023	—	—
Class B treasury stock, 195 shares outstanding as of March 31, 2024 and December 31, 2023	(644)	(644)
Additional paid-in capital	25,396	14,526
Accumulated deficit	(12,036)	(5,531)
Accumulated other comprehensive income (loss)	(67)	13
Total stockholders' equity	12,650	8,365
Total liabilities and stockholders' equity	$662,444	$659,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$122,239	$183,749
Cost of revenue	13,321	20,622
Gross profit	108,918	163,127
Operating expenses
Sales and marketing	54,693	88,352
Research and development	36,076	38,294
General and administrative	19,055	25,521
Total operating expenses	109,824	152,167
Income (loss) from operations	(906)	10,960
Other income (expense)
Interest expense	(7,356)	(7,341)
Other income (expense), net	4,879	5,022
Total other income (expense), net	(2,477)	(2,319)
Income (loss) before income taxes	(3,383)	8,641
Income tax expense	3,122	3,630
Net income (loss)	(6,505)	5,011
Net income (loss) per share:
Basic	$(0.07)	$0.05
Diluted	$(0.07)	$0.05
Weighted average shares used in computing net income (loss) per share:
Basic	98,962	104,261
Diluted	98,962	109,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(6,505)	$5,011
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale debt securities	(80)	161
Total other comprehensive income (loss)	(80)	161
Total comprehensive income (loss)	$(6,585)	$5,172
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands)
(unaudited)

	Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	76,173	$1	22,829	$—	(195)	$(644)	$14,526	$(5,531)	$13	$8,365
Conversion of Class B common stock to Class A common stock	232	—	(232)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	5	—	165	—	—	—	309	—	—	309
Issuance of common stock upon the vesting and settlement of RSUs	870	—	118	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	19,147	—	—	19,147
Shares withheld related to net share settlement	(331)	—	(51)	—	—	—	(4,795)	—	—	(4,795)
Shares issued under employee stock purchase plan	210	—	—	—	—	—	2,582	—	—	2,582
Repurchase and retirement of common stock	(512)	—	—	—	—	—	(6,373)	—	—	(6,373)
Net loss	—	—	—	—	—	—	—	(6,505)	—	(6,505)
Other comprehensive loss	—	—	—	—	—	—	—	—	(80)	(80)
Balance as of March 31, 2024	76,647	$1	22,829	$—	(195)	$(644)	$25,396	$(12,036)	$(67)	$12,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands)
(unaudited)

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

ZipRecruiter, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(6,505)	$5,011
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	18,576	21,571
Depreciation and amortization	3,110	2,731
Provision for bad debts	(558)	912
Deferred income taxes	(13,686)	(4,607)
Non-cash lease expense	986	1,031
Amortization and accretion of marketable securities	(2,564)	(3,020)
Other	1,112	313
Change in operating assets and liabilities:
Accounts receivable	1,550	7,247
Prepaid expenses and other assets	1,978	2,429
Deferred commissions, net	302	70
Other assets	202	106
Accounts payable	(2,014)	(5,019)
Accrued expenses and other liabilities	7,613	(13,899)
Accrued interest	(6,902)	(6,902)
Deferred revenue	152	(95)
Operating lease liabilities	(1,319)	(1,509)
Net cash provided by operating activities	2,033	6,370
Cash flows from investing activities
Purchases of property and equipment	(126)	(414)
Capitalized internal-use software costs	(2,870)	(3,068)
Purchases of marketable securities	(142,717)	(117,122)
Paydowns, maturities, and redemptions of marketable securities	151,452	158,623
Net cash provided by investing activities	5,739	38,019
Cash flows from financing activities
Repurchase of common stock	(6,373)	(58,740)
Proceeds from exercise of stock options	271	1,787
Payments of tax withholdings on net settlement of equity awards	(4,795)	(4,511)
Proceeds from issuance of stock under employee stock purchase plan	2,582	4,221
Net cash used in financing activities	(8,315)	(57,243)
Net decrease in cash and cash equivalents	(543)	(12,854)
Cash and cash equivalents
Beginning of period	283,043	227,380
End of period	$282,500	$214,526
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
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements. Certain reclassifications have been made to the presentation of the prior year to conform to the presentation of the current year.
In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the condensed consolidated financial statements.
There have been no changes in the Company’s accounting policies from those disclosed in the Company’s audited consolidated financial statements and the related notes included in the 2023 Form 10-K.
The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024 or any future period.
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
The Company classifies and accounts for its debt securities as available-for-sale, and it carries such securities at fair value with unrealized gains and losses reported net of tax as a separate component of stockholders' equity in accumulated other comprehensive income (loss). During the three months ended March 31, 2024 and 2023, in connection with its available-for-sale debt securities, the Company recorded

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
pre-tax unrealized losses of $0.1 million and pre-tax unrealized gains of $0.2 million in other comprehensive income (loss), respectively, with no associated tax expense.
The Company determines any realized gains and losses on the sale of its available-for-sale debt securities using a specific identification method, and it records such gains and losses through other income (expense), net in its condensed consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company did not have any sales of its available-for-sale debt securities and consequently, did not reclassify any amounts out of accumulated other comprehensive income (loss) into other income (expense), net in the condensed consolidated statements of operations.
Segments and Geographic Information
The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker, the CEO, regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources. Revenue is attributed to geographic regions based on locations where services are provided to the Company’s customers. Foreign countries outside of the United States, in aggregate, accounted for less than 2% of the Company’s revenue for the three months ended March 31, 2024 and 2023. In addition, long-lived assets outside of the United States were not material as of March 31, 2024 and December 31, 2023.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash accounts with large financial institutions and at times, the cash accounts may exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses in such accounts. The Company monitors the relative credit standing of the financial institutions with which it transacts and limits its credit exposure to any singular entity. Accordingly, the Company believes minimal credit risk exists with respect to these cash balances.
The Company invests only in highly rated debt and equity securities. The Company believes the financial institutions that hold its investments are financially sound, and accordingly, are subject to minimal credit risk.
One customer accounted for 11% of the Company’s outstanding accounts receivable as of March 31, 2024, and a separate customer accounted for 10% of the Company’s outstanding accounts receivable as of December 31, 2023. The Company closely monitors the financial condition of the foregoing customers, which have been in good credit standing. No other customer individually accounted for 10% or more of the Company’s outstanding accounts receivable as of March 31, 2024 and December 31, 2023. The Company does not consider the concentration of its accounts receivable to be a material risk. For the three months ended March 31, 2024 and 2023, there were no customers that individually represented 10% or more of revenue.
The Company uses third parties to collect its credit card receivables and believes risk related to its credit card processors is minimal.
Share Repurchase Program
All shares repurchased under the Company’s share repurchase program are purchased for immediate retirement. Repurchased shares reduce the Company’s outstanding shares and its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share. All excess of repurchase price over par value for shares repurchased is allocated to retained earnings to the extent the Company has retained earnings. If the Company has an accumulated deficit, all excess of repurchase price over par value for shares repurchased is allocated first to additional paid-in capital, to the extent the Company has additional paid-in capital, until depleted, and then to accumulated deficit in the Company’s condensed consolidated statements of changes in stockholders' equity (deficit).

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. For more information on the Company’s share repurchase program, please see Note 9.
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosure requirements about a public entity’s reportable segments and significant segment expenses. This update also expands the interim segment disclosure requirements. Public entities that have a single reportable segment will be required to provide on both an interim and annual basis all the disclosures required by Topic 280, including those added by the amendments in ASU 2023-07. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the effects of the adoption of this update on its consolidated financial statements.
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
3.    Net Income (Loss) Per Share
The following table presents the Company’s basic net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income (loss) per share, basic:
Net income (loss)	$(6,505)	$5,011
Weighted average shares of Class A and Class B common stock outstanding	98,962	104,261
Net income (loss) per share, basic	$(0.07)	$0.05

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the Company’s diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$(6,505)	$5,011

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	98,962	104,261
Effect of dilutive securities:
Options to purchase common stock	—	5,345
Unvested restricted stock units	—	372
Employee stock purchase plan	—	6
Weighted average shares of Class A and Class B common stock outstanding, diluted	98,962	109,984
Net income (loss) per share, diluted	$(0.07)	$0.05
The weighted average number of potentially dilutive common stock equivalents of 12.6 million and 5.9 million were excluded from the computation of diluted net income (loss) per share during the three months ended March 31, 2024 and 2023, respectively, because their inclusion would have been anti-dilutive.
In April 2021, the Company granted a restricted stock unit (“RSU”) award (the “CEO Performance Award”), which included service, market, and performance-based vesting conditions. The CEO Performance Award is excluded from the above table because none of the market conditions had been met as of March 31, 2023. Additionally, in December 2023, the Company entered into a Cancellation Agreement with the CEO, which provided for the cancellation of the 1.4 million RSUs included in the CEO Performance Award. For more information on the Cancellation Agreement, please see Note 10.
4.    Revenue Information
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Three Months Ended March 31,
	2024	2023
Subscription	$96,561	$143,101
Performance-based	25,678	40,648
Total revenue	$122,239	$183,749
The Company recognized $12.1 million and $18.6 million of revenue during the three months ended March 31, 2024 and 2023, respectively, that was included in the deferred revenue balances as of December 31, 2023 and 2022, respectively.
As of March 31, 2024 and December 31, 2023, the Company had no contract assets.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Performance Obligations
No revenue was recognized during the three months ended March 31, 2024 and 2023 from performance obligations satisfied in previous periods.
As of March 31, 2024, the Company did not have any material remaining performance obligations expected to be recognized in the future. Generally, any remaining performance obligations relate primarily to subscription services such as time-based job posting plans, upsell services, and resume database plans that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.
5.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued compensation and benefits	$9,100	$17,895
Accrued marketing	9,436	8,133
Accrued commissions	4,479	3,740
Accrued partner expenses	1,867	2,255
Accrued refunds and customer liabilities	2,361	2,179
Other accrued expenses	7,739	7,539
Total accrued expenses	$34,982	$41,741

6.    Debt
Credit Facility
The Company has a $250.0 million credit facility which matures in April 2026. The Company had no amounts outstanding under its credit facility and was in compliance with the financial covenants as of March 31, 2024. The amount available under the credit facility as of March 31, 2024 was $245.6 million, which is the credit limit less letters of credit outstanding of $4.4 million.
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
The Company includes its Notes, net of debt issuance costs, within long-term borrowings in its condensed consolidated balance sheets. As of March 31, 2024, the Company had a carrying amount of approximately $7.2 million of debt issuance costs related to the Notes.
For both the three months ended March 31, 2024 and 2023, the Company recognized $7.1 million in interest expense related to the Notes, with an effective interest rate of 5.4% for both quarters. Such

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
interest expense includes $0.3 million and $0.2 million related to the amortization of debt issuance costs for the three months ended March 31, 2024 and 2023, respectively.

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
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of March 31, 2024, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.

8.    Financial Instruments
Fair Value Measurements
The following table presents the Company’s financial assets measured at fair value on a recurring basis, as well as the amortized cost basis and gross unrealized gains and losses of those assets as of March 31, 2024 (in thousands):

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$226,200	$—	$—	$226,200	$226,200	$—
Money market mutual funds	18,100	—	—	18,100	18,100	—
U.S. treasury securities	143,368	1	(26)	143,343	7,982	135,361
Subtotal	387,668	1	(26)	387,643	252,282	135,361
Level 2:
Commercial paper	36,829	1	—	36,830	5,495	31,335
Certificates of deposit	3,243	—	—	3,243	—	3,243
Corporate notes and obligations	76,847	3	(40)	76,810	24,723	52,087
Asset-backed securities	8,461	1	(7)	8,455	—	8,455
Subtotal	125,380	5	(47)	125,338	30,218	95,120
Total cash, cash equivalents, and marketable securities	$513,048	$6	$(73)	$512,981	$282,500	$230,481
As of December 31, 2023, the Company’s financial assets consisted of the following (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$237,104	$—	$—	$237,104	$237,104	$—
Money market mutual funds	23,762	—	—	23,762	23,762	—
U.S. treasury securities	138,893	38	(8)	138,923	—	138,923
Subtotal	399,759	38	(8)	399,789	260,866	138,923
Level 2:
Commercial paper	25,899	—	—	25,899	6,495	19,404
Certificates of deposit	7,768	—	—	7,768	3,010	4,758
Corporate notes and obligations	71,545	12	(21)	71,536	12,672	58,864
Asset-backed securities	7,319	7	(10)	7,316	—	7,316
U.S. agency securities	7,814	—	(5)	7,809	—	7,809
Subtotal	120,345	19	(36)	120,328	22,177	98,151
Total cash, cash equivalents, and marketable securities	$520,104	$57	$(44)	$520,117	$283,043	$237,074
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The carrying amounts of the Company’s remaining financial instruments not discussed in the above table, including accounts receivable and accounts payable, approximate fair value because of their short-term maturities, except for the Company’s senior unsecured notes which are valued on a quarterly basis for disclosure purposes only based on quoted prices for the Notes in less active markets and categorized accordingly as Level 2 in the fair value hierarchy. The aggregate fair value of the Notes was estimated to be approximately $486.1 million as of March 31, 2024 and approximately $478.5 million as of December 31, 2023.
Equity Securities
The Company’s investments in equity securities consist primarily of money market mutual funds. During the three months ended March 31, 2024 and 2023, the Company recorded no material unrealized gains or losses in connection with its money market mutual funds held as of March 31, 2024.
Available-for-sale Debt Securities
The following table summarizes the fair value of the Company’s available-for-sale debt securities by contractual maturity as of March 31, 2024 (in thousands):

Due within 1 year	$265,286
Due after 1 year through 5 years	3,395
Total available-for-sale debt securities	$268,681
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2024 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$3,363	$(3)	$692	$(4)	$4,055	$(7)
Corporate notes and obligations	56,943	(40)	—	—	56,943	(40)
U.S. treasury securities	106,634	(26)	—	—	106,634	(26)
Total available-for-sale debt securities	$166,940	$(69)	$692	$(4)	$167,632	$(73)
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
The Company did not recognize any credit losses for its available-for-sale debt securities during the three months ended March 31, 2024 and 2023. The Company had no ending allowance balances for credit losses as of March 31, 2024 or December 31, 2023.
During the three months ended March 31, 2024 and 2023, the Company had no sales of its available-for-sale debt securities.

9.    Share Repurchase Program
The Company’s board of directors authorized the Company to repurchase up to $550.0 million of outstanding shares of its common stock pursuant to a share repurchase program (the “Program”). Under the Program, the Company may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The Program does not obligate the Company to repurchase shares of common stock. There is no minimum or maximum number of shares to be repurchased under the Program.
During the three months ended March 31, 2024, the Company repurchased an aggregate 0.5 million shares of its Class A common stock for an aggregate purchase price of $6.4 million under the Program through open market purchases.
Approximately $57.0 million remains available for future repurchases of Class A common stock under the Program as of March 31, 2024.
All shares repurchased under the Program were immediately retired. Repurchased shares reduced the Company’s outstanding shares and its weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share.
10.    Stock-Based Compensation

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Total stock-based compensation expense is recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$173	$227
Sales and marketing	2,832	3,618
Research and development	9,460	9,787
General and administrative	6,111	7,939
Total stock-based compensation	$18,576	$21,571
Equity Incentive Plan and Employee Stock Purchase Plan
Under the Company’s 2021 Equity Incentive Plan, as of March 31, 2024, 30.8 million shares of Class A common stock were authorized, of which 17.3 million shares of Class A common stock were available for future issuance. The number of shares reserved for issuance was increased in January 2024 pursuant to the evergreen provisions set forth in the 2021 Equity Incentive Plan.
Under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), as of March 31, 2024, 3.7 million shares of Class A common stock were authorized. The number of shares reserved for issuance was increased in January 2024 pursuant to the evergreen provisions set forth in the ESPP.
The ESPP provides for concurrent six-month offering and purchase periods beginning February 15 and August 15 of each year. During the three months ended March 31, 2024, 0.2 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $2.6 million. As of March 31, 2024, the Company recorded a liability of $0.7 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses in the condensed consolidated balance sheets.
Stock Options
A summary of the Company’s stock option activity for the three months ended March 31, 2024 is as follows (in thousands, except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2023	5,159	$2.27
Granted	—	—
Exercised	(170)	1.82
Forfeited/Canceled	(3)	2.00
Outstanding at March 31, 2024	4,986	$2.29
Exercisable at March 31, 2024	4,939	$2.29
As of March 31, 2024, total remaining stock-based compensation expense for unvested stock options is $0.8 million, which is expected to be recognized over a weighted average period of 0.5 years.
Restricted Stock Units
On April 19, 2021, the Company granted the CEO Performance Award, which provided for a grant of 1.4 million RSUs consisting of five vesting tranches with a vesting schedule based upon achieving stock price targets as well as satisfying certain minimum service requirements. On December 21, 2023, the Company entered into the Cancellation Agreement with the CEO, which provided for the cancellation of

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
the 1.4 million market-based RSUs included in the CEO Performance Award. As of the date of the Cancellation Agreement, none of the stock price targets set forth in the CEO Performance Award had been met and all of the RSUs were unvested. The cancellation resulted in an acceleration of $7.5 million in unrecognized stock-based compensation expense from future periods into the fourth quarter of 2023. Accordingly, the Company recorded no stock-based compensation expense related to the CEO Performance Award during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company recorded stock-based compensation expense of $1.5 million related to the CEO Performance Award.
For all RSUs, excluding the CEO Performance Award, the Company recorded stock-based compensation expense of $18.6 million and $19.2 million during the three months ended March 31, 2024 and 2023, respectively.
A summary of the Company’s RSU activity for the three months ended March 31, 2024 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	6,675	$20.36
Granted	3,395	12.61
Vested	(988)	19.60
Forfeited/Canceled	(200)	20.52
Unvested at March 31, 2024	8,882	$17.47
As of March 31, 2024, total unrecognized stock-based compensation expense for unvested RSUs was $149.1 million, which is expected to be recognized over a weighted average period of 1.5 years. The Company had no outstanding performance-based RSUs as of March 31, 2024.
11.    Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The income tax expense, effective tax rates, and statutory federal income tax rates for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023
Income tax expense	$3,122	$3,630
Effective tax rate	(92.3)%	42.0%
Statutory federal income tax rate	21%	21%
The effective tax rate of (92.3)% for the three months ended March 31, 2024 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes, tax detriments relating to the settlement of RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, and net tax benefits from research and development tax credits. The effective tax rate of 42.0% for the three months ended March 31, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to tax detriments relating to the settlement of RSUs, certain non-deductible expenses, including limitations on the amount of deductible officer compensation, and net tax benefits from research and development tax credits.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the three months ended March 31, 2024, the Company continued to record reserves for the current year uncertain tax positions recognized within the effective tax rate. The Company believes that any change to the unrecognized tax benefits in the next 12 months will not be material to the condensed consolidated financial statements.

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
For the three months ended March 31, 2024, our revenue was $122.2 million and we had a net loss of $6.5 million and Adjusted EBITDA of $20.8 million. For the three months ended March 31, 2023, our revenue was $183.7 million, and we generated net income of $5.0 million and Adjusted EBITDA of $35.3 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”
KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024
Quarterly Paid Employers	105,948	101,634	89,668	70,712	71,572
Revenue per Paid Employer	$1,734	$1,677	$1,736	$1,922	$1,708

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Adjusted EBITDA	$20,780	$35,262
Adjusted EBITDA margin	17%	19%
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
In the quarter ended March 31, 2024, Quarterly Paid Employers increased slightly when compared to the quarter ended December 31, 2023, marking the first quarter with sequential stability in Quarterly Paid Employers since 2022. However, the U.S. labor market continued to be impacted by high inflation and high interest rates, which posed challenges for many businesses, and we continued to observe employers moderating hiring plans and reducing recruitment budgets in response to economic uncertainty.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the quarter ended March 31, 2024, Revenue per Paid Employer decreased when compared to the quarter ended December 31, 2023. While we believe our products and services continued to improve and offered more value for employers of all sizes including offering solutions with the best matching technology to help employers identify and recruit standout candidates, we saw employers decrease spend on products and services in our marketplace amidst the continued challenging economic climate during the quarter ended March 31, 2024.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as our net income (loss) before interest expense, other income (expense), net, income tax expense and depreciation and amortization, adjusted to eliminate stock-based compensation expense. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income (loss)	$(6,505)	$5,011
Stock-based compensation	18,576	21,571
Depreciation and amortization	3,110	2,731
Interest expense	7,356	7,341
Other (income) expense, net	(4,879)	(5,022)
Income tax expense	3,122	3,630
Adjusted EBITDA	$20,780	$35,262
The following tables present net income (loss) margin and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Revenue	$122,239	$183,749
Net income (loss)	(6,505)	5,011
Net income (loss) margin	(5)%	3%

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Revenue	$122,239	$183,749
Adjusted EBITDA	20,780	35,262
Adjusted EBITDA margin	17%	19%
Impact of Macroeconomic Conditions
We had a lower number of Quarterly Paid Employers in our marketplace in the three months ended March 31, 2024 compared to the prior year period. In the three months ended March 31, 2024, we delivered $122.2 million in revenue, a 33% decrease compared to the three months ended March 31, 2023. The record-setting levels of hiring activity we saw throughout the first half of 2022 started to show signs of softening near the end of June 2022 and proceeded to slow down significantly during the latter half of 2022. This trend continued throughout the year ended December 31, 2023, as the U.S. labor market continued to be impacted by high interest rates and high inflation, which posed challenges for many businesses. As employers continued to feel the impact of rising operating expenses and other macroeconomic headwinds, we continued to observe employers moderating hiring plans and reducing recruitment budgets in response to economic uncertainty. Also, while in 2021 and 2022, workers left jobs for higher wages, wage inflation has since abated and macroeconomic uncertainty is keeping people in their current roles, resulting in fewer job openings and lower employee turnover. This has resulted in atypical seasonal hiring patterns, with online hiring demand declining throughout 2023 and continuing to decline into the first quarter of 2024.

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
Cost of Revenue and Gross Profit
Cost of Revenue
Cost of revenue consists of third-party hosting fees, credit card processing fees, personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for customer support employees, partner revenue share amounts, job distribution costs from performance-based revenue, and amortization of capitalized software costs associated with our marketplace technology to provide services for our customers. In addition, we allocate a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to cost of revenue based on headcount.
We expect cost of revenue to increase or decrease in absolute dollars in direct correlation to revenue in future periods due to payment processing fees, third-party hosting fees, personnel-related costs to support additional transaction volume, and amortization expense associated with our capitalized internal-use software and development cost. We expect our cost of revenue as a percentage of revenue to remain relatively flat from year to year but may vary from quarter to quarter as a percentage of our revenue due to the timing and extent of these expenses.

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
We expect that sales and marketing expenses will increase or decrease on an absolute dollar basis as we adjust our highly variable sales and marketing spend budget throughout economic cycles to reallocate or conserve spend to where we see the greatest returns. Additionally, sales and marketing expenses may vary from period to period as a percentage of revenue for the foreseeable future as we constantly measure the expected returns of specific sales and marketing initiatives and adjust spend levels up or down accordingly. This discipline has been a key aspect of our strong financial performance through a wide range of macroeconomic conditions. We expect that these expenses will continue to be our largest operating expense category for the foreseeable future as we continue to expand on our sales and marketing efforts over time.
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
We expect to continue to invest in corporate infrastructure and incur additional expenses associated with operating as a public company, including expenses related to compliance and reporting obligations pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and higher expenses for professional services.
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
Income Tax Expense
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rate of (92.3)% for the three months ended March 31, 2024 differed from the U.S. federal statutory rate of 21% primarily due to state taxes, tax detriments relating to the settlement of restricted stock units, or RSUs, certain non-deductible expenses including limitations on the amount of deductible executive compensation, and net tax benefits from research and development tax credits.

Results of Operations
The following table sets forth our consolidated results of operations for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue(1)	$122,239	$183,749
Cost of revenue(2)	13,321	20,622
Gross profit	108,918	163,127
Operating expenses
Sales and marketing(2)	54,693	88,352
Research and development(2)	36,076	38,294
General and administrative(2)	19,055	25,521
Total operating expenses	109,824	152,167
Income (loss) from operations	(906)	10,960
Other income (expense)
Interest expense	(7,356)	(7,341)
Other income (expense), net	4,879	5,022
Total other income (expense), net	(2,477)	(2,319)
Income (loss) before income taxes	(3,383)	8,641
Income tax expense	3,122	3,630
Net income (loss)	$(6,505)	$5,011

____________
(1)Revenue was comprised as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Subscription revenue	$96,561	$143,101
Performance-based revenue	25,678	40,648
Total revenue	$122,239	$183,749
(2)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$173	$227
Sales and marketing	2,832	3,618
Research and development	9,460	9,787
General and administrative	6,111	7,939
Total stock-based compensation	$18,576	$21,571

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$122,239	$183,749	$(61,510)	(33)%
Revenue decreased by $61.5 million, or 33%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, reflecting the lower number of Quarterly Paid Employers in our marketplace primarily due to the labor market continuing to be impacted by high inflation and high interest rates in the current period which posed challenges to many businesses. Subscription revenue decreased by $46.5 million, or 33%, and performance-based revenue decreased by $15.0 million, or 37%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Revenue per Paid Employer decreased slightly during the current period as we saw employers decrease spend on products and services in our marketplace amidst the continuing challenging macroeconomic conditions during the three months ended March 31, 2024.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$13,321	$20,622	$(7,301)	(35)%
Gross margin	89%	89%
Cost of revenue decreased by $7.3 million, or 35%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a decrease in job distribution costs from performance-based revenue of $2.2 million, a decrease of $1.4 million in third-party hosting fees, and a decrease of $1.4 million in credit card processing fees. The gross margin was 89% in both the three months ended March 31, 2024 and March 31, 2023, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.
Sales and Marketing

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$54,693	$88,352	$(33,659)	(38)%
Percentage of revenue	45%	48%
Sales and marketing expenses decreased by $33.7 million, or 38%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily driven by a $25.0 million decrease in marketing and advertising compared to the prior-year period reflecting our discipline in proactively adjusting marketing spend levels in relation to the macroeconomic conditions. On May 31, 2023, we announced and committed to a restructuring plan to optimize our cost structure and drive long-term efficiency in response to the impact of macroeconomic conditions. This plan resulted in a reduction in our global workforce of approximately 20%. As a result of our May 2023 reduction in force, personnel-related costs for our sales and marketing employees decreased by $7.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Research and Development

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$36,076	$38,294	$(2,218)	(6)%
Percentage of revenue	30%	21%
Research and development expenses decreased by $2.2 million, or 6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily driven by a $1.6 million decrease in personnel-related costs attributable to a decrease in headcount as a result of our May 2023 reduction in force. Research and development expenses as a percentage of revenue increased 9% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by lower revenue. We expect to continue to invest in research and development activities, and we expect this expense may vary as a percentage of total revenue for the foreseeable future.
General and Administrative

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$19,055	$25,521	$(6,466)	(25)%
Percentage of revenue	16%	14%
General and administrative expenses decreased by $6.5 million, or 25%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by a decrease of $1.8 million in personnel-related costs for our general and administrative employees, attributable to a decrease in headcount as a result of our May 2023 reduction in force and a $1.8 million decrease in stock-based compensation expense.
Total Other Income (Expense), Net

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Total other income (expense), net	$(2,477)	$(2,319)	$(158)	7%
Total other income (expense), net, remained flat for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Income Tax Expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Income tax expense	$3,122	$3,630	$(508)	(14)%
Effective tax rate	(92.3)%	42.0%

Income tax expense decreased $0.5 million, or 14%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in income tax expense is primarily attributable to a decrease in income before income taxes partially offset by an increase in income tax expense associated with stock-based compensation.
Liquidity and Capital Resources
As of March 31, 2024, we had cash, cash equivalents, and marketable securities totaling $513.0 million and $245.6 million available in unused borrowing capacity under our current credit facility. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes. As of March 31, 2024, we had no amounts outstanding under our credit facility.
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
Credit Facility
In April 2021, we entered into a $250.0 million credit facility agreement with a syndicate of banks. The credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon our Net Leverage Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing 12 months of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. We are also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the credit facility at a rate between 0.25% to 0.35%, depending on our Net Leverage Ratio. The amount available under the credit facility is reduced by letters of credit outstanding, which totaled $4.4 million as of March 31, 2024. The letters of credit outstanding relate to various leased office spaces.
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
We have no amounts outstanding under the credit facility and are in compliance with our debt covenants as of March 31, 2024.
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
Share Repurchase Program
Our board of directors authorized us to repurchase up to $550.0 million of our outstanding common stock, with no fixed expiration. During the three months ended March 31, 2024, we repurchased an aggregate 0.5 million shares of our Class A common stock for an aggregate purchase price of $6.4 million through open market purchases under our share repurchase program.
Approximately $57.0 million remains available for future repurchases of our Class A common stock under our share repurchase program as of March 31, 2024. For more information, see Note 9 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Investments
During the three months ended March 31, 2024, we continued investing primarily in highly rated debt securities and money market mutual funds to manage our excess cash reserves. The primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments. We consider all of our investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities within current assets in our condensed consolidated balance sheets.
As of March 31, 2024, we held $286.8 million in total investments, consisting of money market mutual funds and available-for-sale debt securities. These investments are included within cash and cash equivalents and marketable securities within our condensed consolidated balance sheets. For more information, see Note 8 – Financial Instruments to our condensed consolidated financial statements included in this report.
Institutional Insured Liquid Deposit

In March 2023, we entered into a cash management program called Institutional Insured Liquid Deposit, or IILD, with Wells Fargo & Company, which acts as our agent and the custodian of our funds. With the IILD, our funds are placed into interest-bearing FDIC-insured accounts at participating network banks in increments of slightly less than the FDIC insurance limit of $250,000. Both principal and interest earned are eligible for FDIC insurance under our IILD program. As of March 31, 2024, we had $122.2 million in the IILD program.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023

Net cash provided by operating activities	$2,033	$6,370
Net cash provided by investing activities	5,739	38,019
Net cash used in financing activities	(8,315)	(57,243)
Net decrease in cash and cash equivalents	$(543)	$(12,854)
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the three months ended March 31, 2024, cash provided by operating activities was $2.0 million resulting from our net loss of $6.5 million, adjusted by non-cash charges of $7.0 million and a net increase of $1.6 million in our operating assets and liabilities. The non-cash charges primarily resulted from $18.6 million for stock-based compensation expense, $3.1 million pertaining to amortization of intangible assets and depreciation, and $1.0 million pertaining to non-cash lease expense, partially offset by $13.7 million related to the change in our deferred tax assets driven by our current year capitalization of research costs from a tax perspective, and $2.6 million in amortization and accretion of marketable securities. The increase of $1.6 million related to changes in our operating assets and liabilities was primarily driven by a $5.6 million increase in our accounts payable and accrued expenses and other liabilities, a $2.0 million decrease in prepaid expenses and other assets, and a $1.6 million decrease in accounts receivable associated with a decrease in revenue due to a lower number of Quarterly Paid Employers in our marketplace compared to the prior-year period, partially offset by a $6.9 million decrease in our accrued interest associated with our senior unsecured notes, and a $1.3 million decrease in our operating lease liabilities.
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

Investing Activities
For the three months ended March 31, 2024, cash provided by investing activities was $5.7 million resulting from $151.5 million received from paydowns, maturities and redemptions of marketable securities, partially offset by $142.7 million used in purchases of marketable securities and capitalized software development costs of $2.9 million.
For the three months ended March 31, 2023, cash provided by investing activities was $38.0 million resulting from $158.6 million received from paydowns, maturities and redemptions of marketable securities, partially offset by $117.1 million used in purchases of marketable securities and an increase in capitalized software development costs of $3.1 million.
Financing Activities
For the three months ended March 31, 2024, cash used in financing activities was $8.3 million which consisted of $6.4 million used for the repurchase of common stock and $4.8 million for the net settlement of taxes on RSUs, partially offset by $2.6 million of proceeds from the issuance of stock under the employee stock purchase plan, and $0.3 million of proceeds from the exercise of stock options.
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
Obligations and Other Commitments
See our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or the 2023 Form 10-K, for our future minimum commitments related to certain software service agreements. Through March 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Our significant accounting policies are discussed in Note 2 – Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this report. There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the 2023 Form 10-K.

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
We do not believe we are subject to interest rate risk in connection with the senior unsecured notes. Our senior unsecured notes are carried at amortized cost and fluctuations in interest rates do not impact our condensed consolidated financial statements. However, the fair value of our senior unsecured notes, which pay interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
Lastly, we are subject to interest rate risk in connection with our investments. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. To minimize interest rate risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial market, money market mutual funds, U.S. government and agency securities, and corporate debt securities. To assess interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio. Based on investment positions as of March 31, 2024, a hypothetical increase in interest rates of 100 basis points across all maturities would result in a $0.5 million decrease in the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Many of our larger competitors have long-standing relationships or access to employers, including our Paid Employers1, as well as those whom we may wish to pursue. Some employers may be hesitant to use a new platform and prefer to upgrade products offered by these incumbent platforms for reasons that include price, quality, sophistication, familiarity and global presence. These platforms could offer competing products on a standalone basis at a low price or bundled as part of a larger product sale.
Many of our competitors are able to devote greater resources to the development, promotion, sale, and support of their products and services. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. Our competitors may also establish cooperative relationships among themselves or with third parties to enhance their product offerings and/or resources. If our competitors’ products, platforms, services or technologies maintain or achieve greater market acceptance than ours, if they are successful in bringing their products or services to market earlier than ours, or if their products, platforms or services are more technologically capable than ours, then our revenue could be adversely affected. Also, some of our competitors may offer their products and services at a lower price. If we cannot optimize pricing, our operating results may be negatively affected. Pricing pressures and increased
1 “Paid Employer(s)” means any employer(s) (or entities acting on behalf of an employer) on a paying subscription plan or performance marketing campaign for at least one day. Paid Employer(s) excludes employers from our Job Distribution Partners or other indirect channels, employers who are not actively searching for candidates, but otherwise have access to previously posted jobs, and employers on free trial.

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
Our future success depends in large part on the continued services of our senior management and other key personnel and our ability to retain and motivate them. In particular, we are dependent on the services of Ian Siegel, our Chief Executive Officer, and our technology, marketplace, future vision, and strategic direction could be compromised if he were to take another position, become ill or incapacitated, or otherwise become unable to serve as our Chief Executive Officer. We rely on our leadership team in the areas of marketing, sales, finance, support, product development, human resources, and technology. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice. If we lose the services of senior management or other key personnel, or if we cannot attract, train, and retain the highly skilled personnel we need, or if we fail to implement succession plans for such key personnel, our business, operating results, and financial condition could be adversely affected.
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
•network outages or security breaches;
•general economic, industry and market conditions, including inflationary pressures, a volatile interest rate environment, increasing borrowing costs, actual or perceived instability in the global banking industry and the impacts therefrom, cybersecurity incidents, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto and the impacts of the war in Ukraine and the Israel-Hamas war;
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
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not ultimately be accurate and are not under our control. The forecasts relating to the expected growth of the online recruitment market may prove to be inaccurate. Even if the market experiences the growth we forecast, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, any forecasts of market growth included in this Quarterly Report on Form 10-Q should not be taken as indicative of our future growth.
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
While we earned net income of $49.1 million, $61.5 million, and $3.6 million for the years ended December 31, 2023, 2022, and 2021, respectively, we have incurred significant net losses in the past, including a net loss of $6.5 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $12.0 million. We expect to incur additional expenses in connection with legal, accounting, and other administrative expenses related to operating as a public company in addition to ongoing stock-based compensation expense related to the vesting of our RSUs. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods. As a result, we may generate losses. We cannot ensure that we will continue to achieve profitability in the future or that we can sustain profitability.
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
Legal and Regulatory Risks
If we or our third-party partners or vendors experience a security breach, such as a hacking or phishing attack, or other data privacy or security incident, our marketplace may be perceived as not being secure, our reputation may be harmed, demand for our marketplace may be reduced, our operations may be disrupted, we may incur significant legal costs or liabilities, and our business could be adversely affected.
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
An increasing number of online services have also disclosed security breaches, some of which involved sophisticated and highly targeted attacks, and as our profile and name recognition increase, we may be targeted more frequently. Additionally, malware, viruses, social engineering (including business email compromise), and general hacking in our industry have become more prevalent and more complex. Further, due to the shift to remote and hybrid work, there is an increased risk that we may experience cybersecurity related incidents, including breaches of information systems security, as a result of our employees, service providers, and third parties working remotely on less secure systems. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our third-party partners and vendors may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our or our third-party partners’ or vendors’ security or privacy or other data privacy or security incident occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business.
Data security breaches and other data privacy and security incidents may also result from non-technical means, for example, through human error. Any such security compromise could result in a violation of applicable data privacy, security, breach notification and other laws, regulatory or other governmental investigations, enforcement actions, litigation, and legal and financial exposure, including potential contractual liability. We may need to expend significant resources to protect against, and to address issues created by, security breaches and other privacy and security incidents. These liabilities may exceed the amounts covered by our insurance or our insurance coverage may not extend to or be adequate for liabilities actually incurred, or our insurance may not continue to be available to us on economically reasonable terms, or at all. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. Our systems, and the systems of our third-party partners and vendors, may also be vulnerable to computer viruses and other malicious software, physical or electronic break-ins, or weakness resulting from intentional or unintentional service provider actions, and similar disruptions that could make all or portions of our website or applications unavailable for periods of time. Any of these effects could adversely impact our business.
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
Further, in July 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management in Annual Reports on Form 10-K and the disclosure of material cybersecurity incidents in Current Reports on Form 8-K within four business days of determining an incident is material.
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
We had $550.0 million of indebtedness (excluding intercompany indebtedness) and $245.6 million available under our credit facility as of March 31, 2024. Our indebtedness could have important consequences, including:
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
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of March 31, 2024, the holders of our outstanding Class B common stock beneficially owned approximately 22.8% of our outstanding common stock as a class and held approximately 85.5% of the voting power of our outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Ian Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
As of March 31, 2024, the board of directors has authorized us to repurchase up to $550.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. Approximately $57.0 million remains available for future repurchases under our $550.0 million share repurchase program as of March 31, 2024.
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
Moreover, Section 203 of the Delaware General Corporate Law, or DGCL, may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock. See the section titled “Description of Class A Common Stock” in Exhibit 4.6 to the 2023 Form 10-K for additional information. In addition, under the indenture governing the senior unsecured notes, if certain “change of control” events occur, each holder of the notes may require us to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of such notes. Additionally, our credit facility provides for an event of default upon the occurrence of certain specified “change of control” events.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 31, 2024 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2024 to January 31, 2024	—	—	—
February 1, 2024 to February 29, 2024
Open market repurchases	101	$12.57	100
March 1, 2024 to March 31, 2024
Open market repurchases	411	$12.40	411
Total	512			$57,007
____________
(1)As of March 31, 2024, the board of directors authorized us to repurchase up to $550.0 million of our common stock under the share repurchase program, of which $493.0 million had been utilized. The remaining $57.0 million in the table represents the amount available to repurchase shares under the share repurchase program as of March 31, 2024. We may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors. For more information, see Note 9 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2024, the following individual(s) serving as a director and/or an officer (as defined in Rule 16a-1(f) of the Exchange Act) of our company adopted or terminated a trading plan for the purchase or sale of our securities as described in Item 408 of Regulation S-K. The material terms of these plans, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the “Rule 10b5-1 Plans”), are as follows:
•On March 4, 2024, Lora Bartolome, our Senior Vice President, Accounting and Controller, adopted a Rule 10b5-1 Plan for the potential sale of up to 32,361 shares of common stock. The plan’s expiration date is June 30, 2025.
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

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Amendment to the Sublease Agreement, effective as of December 27, 2023, between SwitchUp Ltd. and ZipRecruiter Israel Ltd.					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.					X

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on May 9, 2024.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer

By:	/s/ Timothy Yarbrough
Timothy Yarbrough
Executive Vice President, Chief Financial Officer