Form 10-Q
period 2024-06-30
ZIPRECRUITER, INC.
filed 2024-08-07
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 76,705,159 shares of Class A common stock outstanding and 22,633,316 shares of Class B common stock outstanding as of July 31, 2024.

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in research and development, sales and marketing, and general and administrative expenses (including any components of the foregoing), and our ability to achieve and/or maintain future profitability;
•effects of a variety of global business and macroeconomic factors that affect our business, the employment market, and the economy in general, including inflationary pressures, a volatile interest rate environment, increasing borrowing costs, actual or perceived instability in the global banking industry and the impacts, cybersecurity incidents, the U.S. presidential and other federal, state and local elections, and the impacts of the war in Ukraine and the Middle East;
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZipRecruiter, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$271,688	$283,043
Marketable securities	251,651	237,074
Accounts receivable, net of allowances of $2,202 and $3,859 at June 30, 2024 and December 31, 2023, respectively	27,829	27,247
Prepaid expenses and other assets	12,683	9,853
Deferred commissions, current portion	4,796	5,071
Total current assets	568,647	562,288
Property and equipment, net	5,336	6,213
Operating lease right-of-use assets	8,015	8,744
Internal-use software, net	19,484	18,609
Deferred commissions, net of current portion	3,565	4,114
Goodwill	1,724	1,724
Deferred tax assets, net	57,909	57,050
Other assets	593	758
Total assets	$665,273	$659,500

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,549	$11,839
Accrued expenses	38,074	41,741
Accrued interest	12,837	12,837
Deferred revenue	12,471	12,860
Operating lease liabilities, current portion	4,699	4,429
Other current liabilities	141	1,164
Total current liabilities	75,771	84,870
Operating lease liabilities, net of current portion	7,047	8,721
Long-term borrowings, net	543,106	542,577
Other long-term liabilities	14,918	14,967
Total liabilities	640,842	651,135
Commitments and contingencies (Note 7)

Stockholders' equity
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of June 30, 2024 and December 31, 2023; 76,544 and 76,173 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.00001 par value; 700,000 shares authorized as of June 30, 2024 and December 31, 2023; 22,829 shares issued and 22,634 shares outstanding as of June 30, 2024 and December 31, 2023	—	—
Class B treasury stock, 195 shares outstanding as of June 30, 2024 and December 31, 2023	(644)	(644)
Additional paid-in capital	30,147	14,526
Accumulated deficit	(5,022)	(5,531)
Accumulated other comprehensive income (loss)	(51)	13
Total stockholders' equity	24,431	8,365
Total liabilities and stockholders' equity	$665,273	$659,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$123,658	$170,421	$245,897	$354,170
Cost of revenue	12,943	15,676	26,264	36,298
Gross profit	110,715	154,745	219,633	317,872
Operating expenses
Sales and marketing	51,464	72,171	106,157	160,523
Research and development	33,310	38,617	69,386	76,911
General and administrative	16,518	21,433	35,573	46,954
Total operating expenses	101,292	132,221	211,116	284,388
Income from operations	9,423	22,524	8,517	33,484
Other income (expense)
Interest expense	(7,361)	(7,346)	(14,717)	(14,687)
Other income (expense), net	5,599	5,014	10,478	10,036
Total other income (expense), net	(1,762)	(2,332)	(4,239)	(4,651)
Income before income taxes	7,661	20,192	4,278	28,833
Income tax expense	647	5,812	3,769	9,442
Net income	7,014	14,380	509	19,391
Net income per share:
Basic	$0.07	$0.14	$0.01	$0.19
Diluted	$0.07	$0.14	$0.00	$0.18
Weighted average shares used in computing net income per share:
Basic	99,171	100,212	99,066	102,225
Diluted	103,045	105,419	103,208	107,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$7,014	$14,380	$509	$19,391
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale debt securities	16	(64)	(64)	97
Total other comprehensive income (loss)	16	(64)	(64)	97
Total comprehensive income	$7,030	$14,316	$445	$19,488
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands)
(unaudited)

	Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	76,173	$1	22,829	$—	(195)	$(644)	$14,526	$(5,531)	$13	$8,365
Conversion of Class B stock to Class A stock	232	—	(232)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	5	—	165	—	—	—	309	—	—	309
Issuance of common stock upon the vesting and settlement of RSUs	870	—	118	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	19,147	—	—	19,147
Shares withheld related to net share settlement	(331)	—	(51)	—	—	—	(4,795)	—	—	(4,795)
Shares issued under employee stock purchase plan	210	—	—	—	—	—	2,582	—	—	2,582
Repurchase and retirement of common stock	(512)	—	—	—	—	—	(6,373)	—	—	(6,373)
Net loss	—	—	—	—	—	—	—	(6,505)	—	(6,505)
Other comprehensive loss	—	—	—	—	—	—	—	—	(80)	(80)
Balance as of March 31, 2024	76,647	$1	22,829	$—	(195)	$(644)	$25,396	$(12,036)	$(67)	$12,650
Conversion of Class B stock to Class A stock	211	—	(211)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	5	—	162	—	—	—	372	—	—	372
Issuance of common stock upon the vesting and settlement of RSUs	861	—	105	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	16,325	—	—	16,325
Shares withheld related to net share settlement	(294)	—	(53)	—	—	—	(3,286)	—	—	(3,286)
Repurchase and retirement of common stock	(886)	—	(3)	—	—	—	(8,660)	—	—	(8,660)
Net income	—	—	—	—	—	—	—	7,014	—	7,014
Other comprehensive income	—	—	—	—	—	—	—	—	16	16
Balance as of June 30, 2024	76,544	$1	22,829	$—	(195)	$(644)	$30,147	$(5,022)	$(51)	$24,431
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

ZipRecruiter, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$509	$19,391
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	34,165	39,210
Depreciation and amortization	5,947	5,840
Provision (recovery) for bad debts	(415)	1,288
Deferred income taxes	(859)	(8,300)
Non-cash lease expense	1,961	2,102
Amortization and accretion of marketable securities	(5,256)	(5,800)
Other	1,712	826
Change in operating assets and liabilities:
Accounts receivable	(167)	10,234
Prepaid expenses and other assets	(2,790)	2,204
Deferred commissions, net	824	230
Other assets	482	113
Accounts payable	(4,324)	(8,470)
Accrued expenses and other liabilities	(4,842)	(14,233)
Accrued interest	—	(155)
Deferred revenue	(398)	(1,913)
Operating lease liabilities	(2,652)	(3,114)
Net cash provided by operating activities	23,897	39,453
Cash flows from investing activities
Purchases of property and equipment	(283)	(452)
Capitalized internal-use software costs	(5,250)	(5,218)
Purchases of marketable securities	(297,822)	(201,768)
Paydowns, maturities, and redemptions of marketable securities	287,994	292,017
Net cash provided by (used in) investing activities	(15,361)	84,579
Cash flows from financing activities
Repurchase of common stock	(15,008)	(110,884)
Proceeds from exercise of stock options	616	3,010
Payments of tax withholdings on net settlement of equity awards	(8,081)	(9,096)
Proceeds from issuance of stock under employee stock purchase plan	2,582	4,221
Net cash used in financing activities	(19,891)	(112,749)
Net increase (decrease) in cash and cash equivalents	(11,355)	11,283
Cash and cash equivalents
Beginning of period	283,043	227,380
End of period	$271,688	$238,663
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
The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024 or any future period.
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
The Company classifies and accounts for its debt securities as available-for-sale, and it carries such securities at fair value with unrealized gains and losses reported net of tax as a separate component of stockholders' equity in accumulated other comprehensive income (loss). In connection with its available-for-sale debt securities, the Company recorded immaterial pre-tax unrealized gains and losses during the

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
three and six months ended June 30, 2024 and 2023, in other comprehensive income (loss) with no associated tax expense.
The Company determines any realized gains and losses on the sale of its available-for-sale debt securities using a specific identification method, and it records such gains and losses through other income (expense), net in its condensed consolidated statements of operations. During the three and six months ended June 30, 2024 and 2023, the Company did not have any sales of its available-for-sale debt securities and consequently, did not reclassify any amounts out of accumulated other comprehensive income (loss) into other income (expense), net in the condensed consolidated statements of operations.
Segments and Geographic Information
The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker, the CEO, regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources. Revenue is attributed to geographic regions based on locations where services are provided to the Company’s customers. Foreign countries outside of the United States, in aggregate, accounted for less than 2% of the Company’s revenue for the three and six months ended June 30, 2024 and 2023. In addition, long-lived assets outside of the United States were not material as of June 30, 2024 and December 31, 2023.
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
One customer accounted for 12% and 10% of the Company’s outstanding accounts receivable as of June 30, 2024 and December 31, 2023, respectively. Additionally, a separate customer accounted for 10% of the Company’s outstanding accounts receivable as of June 30, 2024. The Company closely monitors the financial condition of the foregoing customers, which have been in good credit standing. No other customer individually accounted for 10% or more of the Company’s outstanding accounts receivable as of June 30, 2024 and December 31, 2023. The Company does not consider the concentration of its accounts receivable to be a material risk. For the three and six months ended June 30, 2024 and 2023, there were no customers that individually represented 10% or more of revenue.
The Company uses third parties to collect its credit card receivables and believes risk related to its credit card processors is minimal.
Share Repurchase Program
All shares repurchased under the Company’s share repurchase program are purchased for immediate retirement. Repurchased shares reduce the Company’s outstanding shares and its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share. All excess of repurchase price over par value for shares repurchased is allocated to retained earnings to the extent the Company has retained earnings. If the Company has an accumulated deficit, all excess of repurchase price over par value for shares repurchased is allocated first to additional paid-in capital, to the extent the Company has additional paid-in capital, until depleted, and then to accumulated deficit in the Company’s condensed consolidated statements of changes in stockholders' equity (deficit). The Company

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. For more information on the Company’s share repurchase program, please see Note 9.
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
3.    Net Income Per Share
The following table presents the Company’s basic net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income per share, basic:
Net income	$7,014	$14,380	$509	$19,391
Weighted average shares of Class A and Class B common stock outstanding	99,171	100,212	99,066	102,225
Net income per share, basic	$0.07	$0.14	$0.01	$0.19

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the Company’s diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income per share, diluted:
Numerator:
Net income	$7,014	$14,380	$509	$19,391

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	99,171	100,212	99,066	102,225
Effect of dilutive securities:
Options to purchase common stock	3,758	4,877	3,957	5,111
Unvested restricted stock units	90	330	165	351
Employee stock purchase plan	26	—	20	3
Weighted average shares of Class A and Class B common stock outstanding, diluted	103,045	105,419	103,208	107,690
Net income per share, diluted	$0.07	$0.14	$0.00	$0.18
The weighted average number of potentially dilutive common stock equivalents of 8.0 million and 6.8 million were excluded from the computation of diluted net income per share during the three and six months ended June 30, 2024, respectively, because their inclusion would have been anti-dilutive. The weighted average number of potentially dilutive common stock equivalents of 6.7 million and 6.3 million were excluded from the computation of diluted net income per share during the three and six months ended June 30, 2023, respectively, because their inclusion would have been anti-dilutive.
In April 2021, the Company granted a restricted stock unit (“RSU”) award (the “CEO Performance Award”), which included service, market, and performance-based vesting conditions. The CEO Performance Award is excluded from the above table because none of the market conditions had been met as of June 30, 2023. Additionally, in December 2023, the Company entered into a Cancellation Agreement with the CEO, which provided for the cancellation of the 1.4 million RSUs included in the CEO Performance Award. For more information on the Cancellation Agreement, please see Note 10.
4.    Revenue Information
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Subscription	$96,427	$137,067	$192,988	$280,168
Performance-based	27,231	33,354	52,909	74,002
Total revenue	$123,658	$170,421	$245,897	$354,170
The Company recognized $12.2 million and $18.7 million of revenue during the three months ended June 30, 2024 and 2023, respectively, that was included in the deferred revenue balances as of March 31, 2024 and 2023, respectively.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company recognized $12.5 million and $19.1 million of revenue during the six months ended June 30, 2024 and 2023, respectively, that was included in the deferred revenue balances as of December 31, 2023 and 2022, respectively.
As of June 30, 2024 and December 31, 2023, the Company had no contract assets.
Performance Obligations
An immaterial amount of revenue was recognized during the three and six months ended June 30, 2024 from performance obligations satisfied in previous periods. No revenue was recognized during the three and six months ended June 30, 2023 from performance obligations satisfied in previous periods.
As of June 30, 2024, the Company did not have any material remaining performance obligations expected to be recognized in the future. Generally, any remaining performance obligations relate primarily to subscription services such as time-based job posting plans, upsell services, and resume database plans that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.
5.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued compensation and benefits	$13,652	$17,895
Accrued marketing	8,177	8,133
Accrued commissions	3,686	3,740
Accrued partner expenses	2,001	2,255
Accrued refunds and customer liabilities	2,195	2,179
Other accrued expenses	8,363	7,539
Total accrued expenses	$38,074	$41,741

6.    Debt
Credit Facility
The Company has a $250.0 million credit facility which matures in April 2026. The Company had no amounts outstanding under its credit facility and was in compliance with the financial covenants as of June 30, 2024. The amount available under the credit facility as of June 30, 2024 was $247.4 million, which is the credit limit less letters of credit outstanding of $2.6 million.
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company’s condensed consolidated balance sheets. At its sole discretion, the Company has the option to redeem the Notes at any time in whole or in part at specified redemption prices.
The Company includes its Notes, net of debt issuance costs, within long-term borrowings in its condensed consolidated balance sheets. As of June 30, 2024, the Company had a carrying amount of approximately $6.9 million of debt issuance costs related to the Notes.
For both the three months ended June 30, 2024 and 2023, the Company recognized $7.1 million in interest expense related to the Notes, and for both the six months ended June 30, 2024 and 2023, the Company recognized $14.3 million in interest expense related to the Notes, with an effective interest rate of 5.4% for all periods. Such interest expense includes $0.3 million related to the amortization of debt issuance costs for both the three months ended June 30, 2024 and 2023, and $0.5 million related to the amortization of debt issuance costs for both the six months ended June 30, 2024 and 2023.

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
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of June 30, 2024, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.

8.    Financial Instruments
Fair Value Measurements
The following table presents the Company’s financial assets measured at fair value on a recurring basis, as well as the amortized cost basis and gross unrealized gains and losses of those assets as of June 30, 2024 (in thousands):

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$232,702	$—	$—	$232,702	$232,702	$—
Money market mutual funds	14,713	—	—	14,713	14,713	—
U.S. treasury securities	113,742	2	(13)	113,731	—	113,731
Subtotal	361,157	2	(13)	361,146	247,415	113,731
Level 2:
Commercial paper	38,778	—	—	38,778	6,397	32,381
Certificates of deposit	11,875	—	—	11,875	—	11,875
Corporate notes and obligations	88,322	2	(40)	88,284	15,798	72,486
Asset-backed securities	23,259	2	(5)	23,256	2,078	21,178
Subtotal	162,234	4	(45)	162,193	24,273	137,920
Total cash, cash equivalents, and marketable securities	$523,391	$6	$(58)	$523,339	$271,688	$251,651
As of December 31, 2023, the Company’s financial assets consisted of the following (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$237,104	$—	$—	$237,104	$237,104	$—
Money market mutual funds	23,762	—	—	23,762	23,762	—
U.S. treasury securities	138,893	38	(8)	138,923	—	138,923
Subtotal	399,759	38	(8)	399,789	260,866	138,923
Level 2:
Commercial paper	25,899	—	—	25,899	6,495	19,404
Certificates of deposit	7,768	—	—	7,768	3,010	4,758
Corporate notes and obligations	71,545	12	(21)	71,536	12,672	58,864
Asset-backed securities	7,319	7	(10)	7,316	—	7,316
U.S. agency securities	7,814	—	(5)	7,809	—	7,809
Subtotal	120,345	19	(36)	120,328	22,177	98,151
Total cash, cash equivalents, and marketable securities	$520,104	$57	$(44)	$520,117	$283,043	$237,074
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The carrying amounts of the Company’s remaining financial instruments not discussed in the above table, including accounts receivable and accounts payable, approximate fair value because of their short-term maturities, except for the Company’s senior unsecured notes which are valued on a quarterly basis for disclosure purposes only based on quoted prices for the Notes in less active markets and categorized accordingly as Level 2 in the fair value hierarchy. The aggregate fair value of the Notes was estimated to be approximately $477.1 million as of June 30, 2024 and approximately $478.5 million as of December 31, 2023.
Equity Securities
The Company’s investments in equity securities consist primarily of money market mutual funds. During the three and six months ended June 30, 2024 and 2023, the Company recorded no material unrealized gains or losses in connection with its money market mutual funds held as of June 30, 2024.
Available-for-sale Debt Securities
The following table summarizes the fair value of the Company’s available-for-sale debt securities by contractual maturity as of June 30, 2024 (in thousands):

Due within 1 year	$265,541
Due after 1 year through 5 years	10,383
Total available-for-sale debt securities	$275,924
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2024 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$15,271	$(4)	$814	$(1)	$16,085	$(5)
Corporate notes and obligations	74,719	(40)	—	—	74,719	(40)
U.S. treasury securities	94,120	(13)	—	—	94,120	(13)
Total available-for-sale debt securities	$184,110	$(57)	$814	$(1)	$184,924	$(58)
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
The Company did not recognize any credit losses for its available-for-sale debt securities during the three and six months ended June 30, 2024 and 2023. The Company had no ending allowance balances for credit losses as of June 30, 2024 or December 31, 2023.
During the three and six months ended June 30, 2024 and 2023, the Company had no sales of its available-for-sale debt securities.

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
During the six months ended June 30, 2024, the Company repurchased an aggregate 1.4 million shares of its Class A common stock for an aggregate purchase price of $15.0 million under the Program through open market purchases.
Approximately $48.4 million remains available for future repurchases of Class A common stock under the Program as of June 30, 2024.
All shares repurchased under the Program were immediately retired. Repurchased shares reduced the Company’s outstanding shares and its weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10.    Stock-Based Compensation
Total stock-based compensation expense is recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$161	$97	$334	$324
Sales and marketing	2,595	2,881	5,427	6,499
Research and development	8,447	7,978	17,907	17,765
General and administrative	4,386	6,683	10,497	14,622
Total stock-based compensation	$15,589	$17,639	$34,165	$39,210
Equity Incentive Plan and Employee Stock Purchase Plan
Under the Company’s 2021 Equity Incentive Plan, as of June 30, 2024, 30.8 million shares of Class A common stock were authorized, of which 17.8 million shares of Class A common stock were available for future issuance. The number of shares reserved for issuance was increased in January 2024 pursuant to the evergreen provisions set forth in the 2021 Equity Incentive Plan.
Under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), as of June 30, 2024, 3.7 million shares of Class A common stock were authorized. The number of shares reserved for issuance was increased in January 2024 pursuant to the evergreen provisions set forth in the ESPP.
The ESPP provides for concurrent six-month offering and purchase periods beginning February 15 and August 15 of each year. During the three months ended June 30, 2024, no shares of Class A common stock were purchased under the ESPP. During the six months ended June 30, 2024, 0.2 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $2.6 million. As of June 30, 2024, the Company recorded a liability of $1.2 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses in the condensed consolidated balance sheets.
Stock Options
A summary of the Company’s stock option activity for the six months ended June 30, 2024 is as follows (in thousands, except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2023	5,159	$2.27
Granted	—	—
Exercised	(337)	2.03
Forfeited/Canceled	(6)	2.00
Outstanding at June 30, 2024	4,816	$2.29
Exercisable at June 30, 2024	4,791	$2.29
As of June 30, 2024, total remaining stock-based compensation expense for unvested stock options is $0.5 million, which is expected to be recognized over a weighted average period of 0.4 years.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted Stock Units
On April 19, 2021, the Company granted the CEO Performance Award, which provided for a grant of 1.4 million RSUs consisting of five vesting tranches with a vesting schedule based upon achieving stock price targets as well as satisfying certain minimum service requirements. On December 21, 2023, the Company entered into the Cancellation Agreement with the CEO, which provided for the cancellation of the 1.4 million market-based RSUs included in the CEO Performance Award. As of the date of the Cancellation Agreement, none of the stock price targets set forth in the CEO Performance Award had been met and all of the RSUs were unvested. The cancellation resulted in an acceleration of $7.5 million in unrecognized stock-based compensation expense from future periods into the fourth quarter of 2023. Accordingly, the Company recorded no stock-based compensation expense related to the CEO Performance Award during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of $1.5 million and $3.0 million, respectively, related to the CEO Performance Award.
For all RSUs, excluding the CEO Performance Award, the Company recorded stock-based compensation expense of $16.1 million and $34.7 million during the three and six months ended June 30, 2024, respectively, and $15.4 million and $34.6 million during the three and six months ended June 30, 2023, respectively.
A summary of the Company’s RSU activity for the six months ended June 30, 2024 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	6,675	$20.36
Granted	3,666	12.41
Vested	(1,954)	19.33
Forfeited/Canceled	(1,016)	18.25
Unvested at June 30, 2024	7,371	$16.97
As of June 30, 2024, total unrecognized stock-based compensation expense for unvested RSUs was $121.5 million, which is expected to be recognized over a weighted average period of 1.4 years. The Company had no outstanding performance-based RSUs as of June 30, 2024.
11.    Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The income tax expense, effective tax rates, and statutory federal income tax rates for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax expense	$647	$5,812	$3,769	$9,442
Effective tax rate	8.4%	28.8%	88.1%	32.7%
Statutory federal income tax rate	21%	21%	21%	21%
The effective tax rate for the three and six months ended June 30, 2024 differed from the U.S. federal statutory tax rate of 21% primarily due to tax detriments relating to the settlement of RSUs, certain non-

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
deductible expenses including limitations on the amount of deductible officer compensation, state taxes, and net tax benefits from research and development tax credits. The effective tax rate for the three and six months ended June 30, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes, tax detriments relating to the settlement of RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, partially offset by net tax benefits from research and development tax credits.
During the three and six months ended June 30, 2024, the Company continued to record reserves for the current year uncertain tax positions recognized within the effective tax rate. The Company believes that any change to the unrecognized tax benefits in the next 12 months will not be material to the condensed consolidated financial statements.
12.    Subsequent Events
Increase to Credit Facility
On July 8, 2024, the Company entered into a supplement to its credit facility agreement which increased the aggregate revolving commitments available under the credit facility from $250.0 million to $290.0 million.
Breakroom Acquisition
On July 23, 2024, the Company acquired all of the outstanding share capital in Poplar Technologies Limited (d/b/a Breakroom) (“Breakroom”). Breakroom is a UK-based employee review platform focused on the next generation of frontline workers. The Company believes there is an opportunity with Breakroom to complement its employment sites in the United States.
Upon the close of the transaction, the Company paid $12.6 million in cash. In addition, approximately $3.9 million is expected to be paid out to certain employees and non-employee shareholders of Breakroom up to three years post-closing of this transaction. Such additional payments are subject to customary holdback provisions, with such payments to employees also being conditioned upon each such individual’s continued employment with the Company, which will be expensed as incurred.
Given the recent timing of the closing of this transaction, the Company is in the process of determining the fair values of the acquired assets and assumed liabilities.

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
For the three months ended June 30, 2024, our revenue was $123.7 million and we generated net income of $7.0 million and Adjusted EBITDA of $27.8 million. For the three months ended June 30, 2023, our revenue was $170.4 million, and we generated net income of $14.4 million and Adjusted EBITDA of $43.3 million. For the six months ended June 30, 2024, our revenue was $245.9 million and we generated net income of $0.5 million and Adjusted EBITDA of $48.6 million. For the six months ended June 30, 2023, our revenue was $354.2 million, and we generated net income of $19.4 million and Adjusted EBITDA of $78.5 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”

KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024
Quarterly Paid Employers	105,948	101,634	89,668	70,712	71,572	70,458
Revenue per Paid Employer	$1,734	$1,677	$1,736	$1,922	$1,708	$1,755

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Adjusted EBITDA	$27,849	$43,272	$48,629	$78,534
Adjusted EBITDA margin	23%	25%	20%	22%
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
In the quarter ended June 30, 2024, Quarterly Paid Employers decreased slightly when compared to the quarter ended March 31, 2024. The U.S. labor market continued to be impacted by high inflation and high interest rates, which posed challenges for many businesses. Employers continued to moderate hiring plans given the uncertainty in the economy.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the quarter ended June 30, 2024, Revenue per Paid Employer increased slightly when compared to the quarter ended March 31, 2024. While we saw Quarterly Paid Employers decrease during the quarter ended June 30, 2024, reflecting the current softness in hiring demand amidst the challenging economic climate, we believe our products and services continued to improve and offered more value for employers of all sizes.

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
The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income(1)	$7,014	$14,380	$509	$19,391
Stock-based compensation	15,589	17,639	34,165	39,210
Depreciation and amortization	2,837	3,109	5,947	5,840
Interest expense	7,361	7,346	14,717	14,687
Other (income) expense, net	(5,599)	(5,014)	(10,478)	(10,036)
Income tax expense	647	5,812	3,769	9,442
Adjusted EBITDA	$27,849	$43,272	$48,629	$78,534
____________
(1)Net income includes one-time charges resulting from our restructuring plan announced on May 31, 2023 to reduce our global workforce by approximately 20%. Restructuring costs were $8.3 million for both the three and six months ended June 30, 2023. No restructuring costs were recorded during the three and six months ended June 30, 2024.

The following tables present net income margin and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Revenue	$123,658	$170,421	$245,897	$354,170
Net income	7,014	14,380	509	19,391
Net income margin	6%	8%	—%	5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Revenue	$123,658	$170,421	$245,897	$354,170
Adjusted EBITDA	27,849	43,272	48,629	78,534
Adjusted EBITDA margin	23%	25%	20%	22%
Impact of Macroeconomic Conditions
We had a lower number of Quarterly Paid Employers in our marketplace in the quarter ended June 30, 2024 compared to the prior year period. In the quarter ended June 30, 2024, we delivered $123.7 million in revenue, which is a 27% decrease compared to the quarter ended June 30, 2023. Despite Revenue per Paid Employer being higher in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 as our products and services continued to improve and offered more value for employers, we saw employers significantly pull back on spend on products and services in our marketplace during the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 amidst the continuing challenging macroeconomic conditions .
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
For a description of our revenue accounting policies, see Note 2 – Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or the 2023 Form 10-K.
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
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rates for the three and six months ended June 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to tax detriments relating to the settlement of restricted stock units, or RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, state taxes, and net tax benefits from research and development tax credits. The effective tax rate for the three and six months ended June 30, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes, tax detriments relating to the settlement of RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, partially offset by net tax benefits from research and development tax credits.
Results of Operations
The following table sets forth our consolidated results of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue(1)	$123,658	$170,421	$245,897	$354,170
Cost of revenue(2)	12,943	15,676	26,264	36,298
Gross profit	110,715	154,745	219,633	317,872
Operating expenses
Sales and marketing(2)(3)	51,464	72,171	106,157	160,523
Research and development(2)(3)	33,310	38,617	69,386	76,911
General and administrative(2)(3)	16,518	21,433	35,573	46,954
Total operating expenses	101,292	132,221	211,116	284,388
Income from operations	9,423	22,524	8,517	33,484
Other income (expense)
Interest expense	(7,361)	(7,346)	(14,717)	(14,687)
Other income (expense), net	5,599	5,014	10,478	10,036
Total other income (expense), net	(1,762)	(2,332)	(4,239)	(4,651)
Income before income taxes	7,661	20,192	4,278	28,833
Income tax expense	647	5,812	3,769	9,442
Net income	$7,014	$14,380	$509	$19,391

____________
(1)Revenue was comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Subscription revenue	$96,427	$137,067	$192,988	$280,168
Performance-based revenue	27,231	33,354	52,909	74,002
Total revenue	$123,658	$170,421	$245,897	$354,170

(2)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$161	$97	$334	$324
Sales and marketing	2,595	2,881	5,427	6,499
Research and development	8,447	7,978	17,907	17,765
General and administrative	4,386	6,683	10,497	14,622
Total stock-based compensation	$15,589	$17,639	$34,165	$39,210
(3)Includes one-time charges resulting from our restructuring plan announced on May 31, 2023 to reduce our global workforce by approximately 20%. Restructuring costs are presented as $3.9 million in sales and marketing, $3.4 million in research and development, and $1.0 million in general and administrative expenses for both the three and six months ended June 30, 2023.

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$123,658	$170,421	$(46,763)	(27)%	$245,897	$354,170	$(108,273)	(31)%
Revenue decreased by $46.8 million, or 27%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, reflecting the lower number of Quarterly Paid Employers in our marketplace primarily due to the labor market continuing to be impacted by high inflation and high interest rates in the current period, which posed challenges to many businesses. Subscription revenue decreased by $40.6 million, or 30%, and performance-based revenue decreased by $6.1 million, or 18%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Despite Revenue per Paid Employer being higher in the current period as our products and services continued to improve and offered more value for employers, we saw employers significantly pull back on spend on products and services in our marketplace during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 amidst the continuing challenging macroeconomic conditions.
Revenue decreased by $108.3 million, or 31%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, reflecting the lower number of Quarterly Paid Employers in our marketplace primarily due to the labor market continuing to be impacted by high inflation and high interest rates in the current period, which posed challenges to many businesses. Subscription revenue decreased by $87.2 million, or 31%, and performance-based revenue decreased by $21.1 million, or 29%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Despite Revenue per Paid Employer being higher in the current period as our products and services continued to improve and offered more value for employers, we saw employers significantly pull back on spend on products and services in our marketplace during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 amidst the continuing challenging macroeconomic conditions.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$12,943	$15,676	$(2,733)	(17)%	$26,264	$36,298	$(10,034)	(28)%
Gross margin	90%	91%			89%	90%
Cost of revenue decreased by $2.7 million, or 17%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to a decrease of $1.2 million in credit card processing fees, a decrease of $0.7 million in third-party hosting fees, and a decrease of $0.5 million in partner revenue share. Gross margin was 90% and 91% in the three months ended June 30, 2024 and June 30, 2023, respectively, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.
Cost of revenue decreased by $10.0 million, or 28%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to a decrease of $2.6 million in credit card processing fees, a decrease of $2.5 million in job distribution costs from performance-based revenue, a decrease of $2.1 million in third-party hosting fees, and a decrease of $1.6 million in partner revenue share. Gross margin was 89% and 90% in the six months ended June 30, 2024 and June 30, 2023, respectively, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$51,464	$72,171	$(20,707)	(29)%	$106,157	$160,523	$(54,366)	(34)%
Percentage of revenue	42%	42%			43%	45%
Sales and marketing expenses decreased by $20.7 million, or 29%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily driven by a $8.4 million decrease in marketing and advertising compared to the prior-year period reflecting our discipline in proactively adjusting marketing spend levels in relation to the macroeconomic conditions. The decrease was also driven by a decrease of $7.3 million in personnel-related costs for our sales and marketing employees corresponding with lower headcount in the current period. The decrease was further driven by one-time restructuring costs of $3.9 million related to our May 2023 reduction in force incurred during the three months ended June 30, 2023.
Sales and marketing expenses decreased by $54.4 million, or 34%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily driven by a $33.3 million decrease in marketing and advertising compared to the prior-year period reflecting our discipline in proactively adjusting marketing spend levels in relation to the macroeconomic conditions. The decrease was also driven by a decrease of $14.4 million in personnel-related costs for our sales and marketing employees corresponding with lower headcount in the current-year period. The decrease was further driven by one-time restructuring costs of $3.9 million related to our May 2023 reduction in force incurred during the six months ended June 30, 2023.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$33,310	$38,617	$(5,307)	(14)%	$69,386	$76,911	$(7,525)	(10)%
Percentage of revenue	27%	23%			28%	22%
Research and development expenses decreased by $5.3 million, or 14%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily driven by one-time restructuring costs of $3.4 million related to our May 2023 reduction in force incurred during the three months ended June 30, 2023, as well as a $1.6 million decrease in personnel-related costs for our research and development employees corresponding with lower headcount in the current period. Research and development expenses as a percentage of revenue increased 4% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by lower revenue. We expect to continue to invest in research and development activities, and we expect this expense may vary as a percentage of total revenue for the foreseeable future.
Research and development expenses decreased by $7.5 million, or 10%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily driven by one-time restructuring costs of $3.4 million related to our May 2023 reduction in force incurred during the six months ended June 30, 2023, as well as a $3.3 million decrease in personnel-related costs for our research and development employees corresponding with lower headcount in the current-year period. Research and development expenses as a percentage of revenue increased 6% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by lower revenue. We expect to continue to invest in research and development activities, and we expect this expense may vary as a percentage of total revenue for the foreseeable future.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$16,518	$21,433	$(4,915)	(23)%	$35,573	$46,954	$(11,381)	(24)%
Percentage of revenue	13%	13%			14%	13%
General and administrative expenses decreased by $4.9 million, or 23%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by a $2.3 million decrease in stock-based compensation expense, a $1.6 million decrease in personnel-related costs for our general and administrative employees corresponding with lower headcount in the current period, and a $1.0 million decrease due to one-time restructuring costs related to our May 2023 reduction in force incurred during the three months ended June 30, 2023.
General and administrative expenses decreased by $11.4 million, or 24%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by a $4.1 million decrease in stock-based compensation expense, a $3.4 million decrease in personnel-related costs for our general and administrative employees corresponding with lower headcount in the current-year period, and a $1.0 million decrease due to one-time restructuring costs related to our May 2023 reduction in force incurred during the six months ended June 30, 2023.

Total Other Income (Expense), Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Total other income (expense), net	$(1,762)	$(2,332)	$570	(24)%	$(4,239)	$(4,651)	$412	(9)%
Total other income (expense), net, remained flat for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.
Income Tax Expense (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Income tax expense	$647	$5,812	$(5,165)	(89)%	$3,769	$9,442	$(5,673)	(60)%
Effective tax rate	8.4%	28.8%			88.1%	32.7%
Income tax expense decreased $5.2 million, or 89%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in income tax expense is primarily attributable to a decrease in income before income taxes partially offset by an increase in income tax expense associated with stock-based compensation.
Income tax expense decreased $5.7 million, or 60%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in income tax expense is primarily attributable to a decrease in income before income taxes partially offset by an increase in income tax expense associated with stock-based compensation.
Liquidity and Capital Resources
As of June 30, 2024, we had cash, cash equivalents, and marketable securities totaling $523.3 million and $247.4 million available in unused borrowing capacity under our credit facility. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes. As of June 30, 2024, we had no amounts outstanding under our credit facility and were in compliance with the financial covenants. In addition, in July 2024, we entered into a supplement to our credit facility agreement which increased the aggregate revolving commitments available under the credit facility from $250.0 million to $290.0 million. Subsequent to the execution of the supplement, we continued to have no amounts outstanding under our credit facility.
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
Credit Facility
In April 2021, we entered into a $250.0 million credit facility agreement with a syndicate of banks. In July 2024, we entered into a supplement to the credit facility agreement which increased the aggregate revolving commitments available under the credit facility from $250.0 million to $290.0 million. The credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon our Net Leverage Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing 12 months of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. We are also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the credit facility at a rate between 0.25% to 0.35%, depending on our Net Leverage Ratio. The amount available under the credit facility is reduced by letters of credit outstanding, which totaled $2.6 million as of June 30, 2024. The letters of credit outstanding relate to various leased office spaces.
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
For more information on the credit facility, please see Note 9 – Debt to our audited consolidated financial statements in the 2023 Form 10-K.
We have no amounts outstanding under the credit facility and are in compliance with our debt covenants as of June 30, 2024.
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
For more information on the senior unsecured notes, please see Note 9 – Debt to our audited consolidated financial statements in the 2023 Form 10-K.
Share Repurchase Program
Our board of directors authorized us to repurchase up to $550.0 million of our outstanding common stock, with no fixed expiration. During the six months ended June 30, 2024, we repurchased 1.4 million shares of our Class A common stock for an aggregate purchase price of $15.0 million through open market purchases under our share repurchase program.
Approximately $48.4 million remains available for future repurchases of our Class A common stock under our share repurchase program as of June 30, 2024. For more information, see Note 9 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Investments
During the three and six months ended June 30, 2024, we continued investing primarily in highly rated debt securities and money market mutual funds to manage our excess cash reserves. The primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments. We consider all of our investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities within current assets in our condensed consolidated balance sheets.
As of June 30, 2024, we held $290.6 million in total investments, consisting of money market mutual funds and available-for-sale debt securities. These investments are included within cash and cash equivalents and marketable securities within our condensed consolidated balance sheets. For more information, see Note 8 – Financial Instruments to our condensed consolidated financial statements included in this report.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023

Net cash provided by operating activities	$23,897	$39,453
Net cash provided by (used in) investing activities	(15,361)	84,579
Net cash used in financing activities	(19,891)	(112,749)
Net increase (decrease) in cash and cash equivalents	$(11,355)	$11,283
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the six months ended June 30, 2024, cash provided by operating activities was $23.9 million resulting from our net income of $0.5 million, adjusted by non-cash charges of $37.3 million and a net decrease of $13.9 million in our operating assets and liabilities. The non-cash charges primarily resulted from $34.2 million for stock-based compensation expense, $5.9 million pertaining to amortization of intangible assets and depreciation, and $2.0 million pertaining to non-cash lease expense, partially offset by $5.3 million in amortization and accretion of marketable securities and $0.9 million related to the change in our deferred tax assets driven by our current year capitalization of research costs from a tax perspective. The decrease of $13.9 million related to changes in our operating assets and liabilities was primarily driven by a $9.2 million decrease in our accounts payable and accrued expenses and other liabilities, a $2.8 million increase in prepaid expenses and other assets, and a $2.7 million decrease in our operating lease liabilities.
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
Investing Activities
For the six months ended June 30, 2024, cash used in investing activities was $15.4 million resulting from $297.8 million used in purchases of marketable securities and $5.3 million capitalized for software development costs, partially offset by $288.0 million received from paydowns, maturities and redemptions of marketable securities.
For the six months ended June 30, 2023, cash provided by investing activities was $84.6 million resulting from $292.0 million received from paydowns, maturities and redemptions of marketable securities, partially offset by $201.8 million used in purchases of marketable securities and an increase in capitalized software development costs of $5.2 million.
Financing Activities
For the six months ended June 30, 2024, cash used in financing activities was $19.9 million which consisted of $15.0 million used for the repurchase of common stock and $8.1 million for the net settlement of taxes on equity awards, partially offset by $2.6 million of proceeds from the issuance of stock under the employee stock purchase plan, and $0.6 million of proceeds from the exercise of stock options.
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
Obligations and Other Commitments
See the 2023 Form 10-K for our future minimum commitments related to certain software service agreements. Through June 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Lastly, we are subject to interest rate risk in connection with our investments. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. To minimize interest rate risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial market, money market mutual funds, U.S. government and agency securities, and corporate debt securities. To assess interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio. Based on investment positions as of June 30, 2024, a hypothetical increase in interest rates of 100 basis points across all maturities would result in a $0.5 million decrease in the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There has been volatility in financial markets as a result of a number of factors, including, but not limited to, banking instability, global conflict, including the war in Ukraine and the Middle East, inflation, changes in interest rates, and volatile markets. There is a risk that as a result of these macroeconomic factors, we could continue to experience declines in all, or in portions, of our business. Economic uncertainty may cause some of our current or potential employers to curtail spending in our marketplace and may ultimately result in cost challenges to our operations. For example, our employers, including those of our employers that are banks, may be adversely affected by any bank failure or other event affecting financial institutions. Any resulting adverse effects to our employers’ liquidity or financial performance could reduce the demand for our services or affect our allowance for expected credit losses and collectability of accounts receivable. These adverse conditions could result in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by decreased demand for job postings and our services. If general economic conditions significantly deviate from present levels, our business, financial condition, and operating results could be adversely affected.
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
•network outages or security breaches;
•general economic, industry and market conditions, including inflationary pressures, a volatile interest rate environment, increasing borrowing costs, actual or perceived instability in the global banking industry and the impacts therefrom, cybersecurity incidents, the U.S. presidential and other federal, state and local elections, and the impacts of the war in Ukraine and the Middle East;
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
While we earned net income of $49.1 million, $61.5 million, and $3.6 million for the years ended December 31, 2023, 2022, and 2021, respectively, we have incurred significant net losses in the past, including a net loss of $6.5 million for the three months ended March 31, 2024. As of June 30, 2024, we had an accumulated deficit of $5.0 million. We expect to incur additional expenses in connection with legal, accounting, and other administrative expenses related to operating as a public company in addition to ongoing stock-based compensation expense related to the vesting of our RSUs. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods. As a result, we may generate losses. We cannot ensure that we will continue to achieve profitability in the future or that we can sustain profitability.
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
A significant portion of our technology team is located in Israel. As a result, political, economic and military conditions in Israel may directly affect our business. In October 2023, Hamas conducted several terrorist attacks in Israel resulting in ongoing war throughout the country, as well as significant military activity, loss of life, casualties, damage to property in the region, and the temporary closure of our office in Israel for several days. In addition, some of our employees located in Israel are obligated to perform annual reserve duty in the Israel Defense Forces, and may be called to active military duty in emergency circumstances, including the war against Hamas and other terrorist or military organizations which have subsequently engaged in hostilities with Israel. We cannot assess the impact that emergency conditions in Israel and any escalation or broadening thereof may have on our business, operations, financial condition or results of operations, but the impact of such conditions could be material. For example, instability in the region could directly impact our ability to operate our business (or any local contractors’ ability to operate their businesses) or cause international currency markets to fluctuate. Additionally, if a significant portion of our employees located in Israel are called for active duty for a significant period of time, or if international political instability and geopolitical tensions continue or increase in the greater Middle East region, our operations, including the development and launch of additional products or services, may be disrupted, which could materially and adversely affect our business and results of operations.
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
We receive, collect, store, process, transfer, and use personal information and other user data. There are numerous federal, state, local, and international laws and regulations regarding data privacy, data protection, AI (including machine learning), information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content. The scope of these laws and regulations is changing, subject to differing interpretations, and may be inconsistent among countries or between U.S. states, or conflict with other laws and regulations.
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
Additionally, the California Consumer Privacy Act, or CCPA, which afforded new data privacy rights for consumers and new operational requirements for companies, came into force in 2020, and also provides for fines for noncompliance. The California Privacy Rights and Enforcement Act of 2020, or CPRA, which took effect on January 1, 2023, further expanded the CCPA with additional data privacy compliance requirements and rights for California consumers, and established a new regulatory agency dedicated to enforcing those requirements. Comprehensive privacy legislation has also been enacted in more than one-third of U.S. states (with several states going into effect in the near future) and each imposes similar, but not identical, compliance obligations. In addition, several data privacy proposals (including proposed comprehensive legislation) are pending before U.S. federal and state legislative and regulatory bodies, which may impose significant obligations and restrictions. The effects of these laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, and increase our potential exposure to regulatory enforcement and/or litigation. In addition, New York City currently regulates the use of automated employment decision tools by employers and employment agencies. The costs of compliance with, and other burdens imposed by, the GDPR, the UK GDPR, the DPA, the CCPA, and others may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat, process, or store such information.
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
Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court’s decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply.
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
We had $550.0 million of indebtedness (excluding intercompany indebtedness) and $247.4 million available under our credit facility as of June 30, 2024. In addition, in July 2024, we increased the aggregate revolving commitments available under our credit facility by $40.0 million from $250.0 million to $290.0 million. Our indebtedness could have important consequences, including:
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
We entered into a Credit Agreement with the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent, in April 2021, which provides for a $290.0 million secured line of credit. We also entered into an indenture in January 2022, which governs the senior unsecured notes. The credit facility and the indenture that governs the senior unsecured notes contain various restrictive covenants, including, among other things, net leverage ratio requirements, and restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to the credit agreement, we granted the lenders thereto a security interest in substantially all of our assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.
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
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of June 30, 2024, the holders of our outstanding Class B common stock beneficially owned approximately 22.8% of our outstanding common stock as a class and held approximately 85.5% of the voting power of our outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Ian Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain permitted transfers, including certain transfers to family members, trusts solely for the benefit of the stockholder or their family members, affiliates under common control with the stockholder, and partnerships, corporations, and other entities exclusively owned by the stockholder or their family members, in each case as fully described in our amended and restated certificate of incorporation, as amended. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
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
As of June 30, 2024, the board of directors has authorized us to repurchase up to $550.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. Approximately $48.4 million remains available for future repurchases under our $550.0 million share repurchase program as of June 30, 2024.
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
Provisions in our amended and restated certificate of incorporation, as amended, and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition, or other change of control of our company that the stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, our amended and restated certificate of incorporation, as amended, and amended and restated bylaws include provisions that:
•provide that our board of directors will be classified into three classes of directors with staggered three-year terms;
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•require super-majority voting to amend some provisions in our amended and restated certificate of incorporation, as amended, and amended and restated bylaws, including provisions relating to the classified board, the size of the board, removal of directors, special meetings, actions by written consent, and designation of our preferred stock;
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
Our amended and restated certificate of incorporation, as amended, and our amended and restated bylaws contain exclusive forum provisions for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation, as amended, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation, as amended, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.
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
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities will be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation, as amended, or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 30, 2024 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 to April 30, 2024	—	—	—
May 1, 2024 to May 31, 2024
Open market repurchases	349	$9.95	349
June 1, 2024 to June 30, 2024
Open market repurchases	537	$9.58	537
Total	886			$48,390
____________
(1)As of June 30, 2024, the board of directors authorized us to repurchase up to $550.0 million of our common stock under the share repurchase program, of which $501.6 million had been utilized. The remaining $48.4 million in the table represents the amount available to repurchase shares under the share repurchase program as of June 30, 2024. We may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors. For more information, see Note 9 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2024, the trading plan for Qasim Saifee, our prior Chief Operating Officer, was terminated in connection with his resignation from our company on April 8, 2024. No other individual(s) serving as a director and/or an officer (as defined in Rule 16a-1(f) of the Exchange Act) of our company adopted or terminated a trading plan for the purchase or sale of our securities as described in Item 408 of Regulation S-K during the quarter ended June 30, 2024.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation, as amended.					X
10.1	Augmenting Lender Supplement, dated as of July 8, 2024, by and among ZipRecruiter, Inc., Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as administrative agent.					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.					X

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on August 7, 2024.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer

By:	/s/ Timothy Yarbrough
Timothy Yarbrough
Executive Vice President, Chief Financial Officer