Form 10-Q
period 2024-09-30
ZIPRECRUITER, INC.
filed 2024-11-06
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 75,068,548 shares of Class A common stock outstanding and 22,633,316 shares of Class B common stock outstanding as of October 30, 2024.

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in research and development, sales and marketing, and general and administrative expenses (including any components of the foregoing), and our ability to achieve and/or maintain future profitability;
•effects of a variety of global business and macroeconomic factors that affect our business, the employment market, and the economy in general, including inflationary pressures, a volatile interest rate environment, increasing borrowing costs, cybersecurity incidents, the U.S. presidential and other federal, state and local elections, and the impacts of the wars in Ukraine and the Middle East;
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
•our ability to execute our strategy;
•our beliefs and objectives for future operations;
•the effects of seasonal trends on our results of operations;
•our ability to expand to new markets;
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZipRecruiter, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$225,614	$283,043
Marketable securities	271,959	237,074
Accounts receivable, net of allowances of $2,264 and $3,859 at September 30, 2024 and December 31, 2023, respectively	24,314	27,247
Prepaid expenses and other assets	17,986	9,853
Deferred commissions, current portion	4,524	5,071
Total current assets	544,397	562,288
Property and equipment, net	5,053	6,213
Operating lease right-of-use assets	7,021	8,744
Internal-use software, net	18,889	18,609
Deferred commissions, net of current portion	3,151	4,114
Intangible assets, net	5,836	—
Goodwill	8,518	1,724
Deferred tax assets, net	58,628	57,050
Other assets	539	758
Total assets	$652,032	$659,500

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,993	$11,839
Accrued expenses	42,532	41,741
Accrued interest	5,989	12,837
Deferred revenue	12,215	12,860
Operating lease liabilities, current portion	3,749	4,429
Other current liabilities	16	1,164
Total current liabilities	73,494	84,870
Operating lease liabilities, net of current portion	6,672	8,721
Long-term borrowings, net	543,376	542,577
Other long-term liabilities	14,899	14,967
Total liabilities	638,441	651,135
Commitments and contingencies (Note 9)

Stockholders' equity
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of September 30, 2024 and December 31, 2023; 75,065 and 76,173 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.00001 par value; 700,000 shares authorized as of September 30, 2024 and December 31, 2023; 22,829 shares issued and 22,634 shares outstanding as of September 30, 2024 and December 31, 2023	—	—
Class B treasury stock, 195 shares outstanding as of September 30, 2024 and December 31, 2023	(644)	(644)
Additional paid-in capital	21,656	14,526
Accumulated deficit	(7,592)	(5,531)
Accumulated other comprehensive income	170	13
Total stockholders' equity	13,591	8,365
Total liabilities and stockholders' equity	$652,032	$659,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$117,084	$155,630	$362,981	$509,800
Cost of revenue	12,382	14,533	38,646	50,831
Gross profit	104,702	141,097	324,335	458,969
Operating expenses
Sales and marketing	54,928	55,648	161,085	216,171
Research and development	33,705	32,136	103,091	109,047
General and administrative	19,308	20,647	54,881	67,601
Total operating expenses	107,941	108,431	319,057	392,819
Income (loss) from operations	(3,239)	32,666	5,278	66,150
Other income (expense)
Interest expense	(7,475)	(7,351)	(22,192)	(22,038)
Other income (expense), net	6,320	4,695	16,798	14,731
Total other income (expense), net	(1,155)	(2,656)	(5,394)	(7,307)
Income (loss) before income taxes	(4,394)	30,010	(116)	58,843
Income tax expense (benefit)	(1,824)	5,934	1,945	15,376
Net income (loss)	(2,570)	24,076	(2,061)	43,467
Net income (loss) per share:
Basic	$(0.03)	$0.24	$(0.02)	$0.43
Diluted	$(0.03)	$0.23	$(0.02)	$0.41
Weighted average shares used in computing net income (loss) per share:
Basic	98,485	99,800	98,871	101,409
Diluted	98,485	104,707	98,871	106,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(2,570)	$24,076	$(2,061)	$43,467
Other comprehensive income, net of tax:
Change in unrealized gains on available-for-sale debt securities	221	149	157	246
Total other comprehensive income	221	149	157	246
Total comprehensive income (loss)	$(2,349)	$24,225	$(1,904)	$43,713
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands)
(unaudited)

	Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	76,173	$1	22,829	$—	(195)	$(644)	$14,526	$(5,531)	$13	$8,365
Conversion of Class B stock to Class A stock	232	—	(232)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	5	—	165	—	—	—	309	—	—	309
Issuance of common stock upon the vesting and settlement of RSUs	870	—	118	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	19,147	—	—	19,147
Shares withheld related to net share settlement	(331)	—	(51)	—	—	—	(4,795)	—	—	(4,795)
Shares issued under employee stock purchase plan	210	—	—	—	—	—	2,582	—	—	2,582
Repurchase and retirement of common stock	(512)	—	—	—	—	—	(6,373)	—	—	(6,373)
Net loss	—	—	—	—	—	—	—	(6,505)	—	(6,505)
Other comprehensive loss	—	—	—	—	—	—	—	—	(80)	(80)
Balance as of March 31, 2024	76,647	$1	22,829	$—	(195)	$(644)	$25,396	$(12,036)	$(67)	$12,650
Conversion of Class B stock to Class A stock	211	—	(211)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	5	—	162	—	—	—	372	—	—	372
Issuance of common stock upon the vesting and settlement of RSUs	861	—	105	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	16,325	—	—	16,325
Shares withheld related to net share settlement	(294)	—	(53)	—	—	—	(3,286)	—	—	(3,286)
Repurchase and retirement of common stock	(886)	—	(3)	—	—	—	(8,660)	—	—	(8,660)
Net income	—	—	—	—	—	—	—	7,014	—	7,014
Other comprehensive income	—	—	—	—	—	—	—	—	16	16
Balance as of June 30, 2024	76,544	$1	22,829	$—	(195)	$(644)	$30,147	$(5,022)	$(51)	$24,431
Conversion of Class B stock to Class A stock	405	—	(405)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	1	—	377	—	—	—	887	—	—	887
Issuance of common stock upon the vesting and settlement of RSUs	781	—	49	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	15,397	—	—	15,397
Shares withheld related to net share settlement	(288)	—	(21)	—	—	—	(3,025)	—	—	(3,025)
Shares issued under employee stock purchase plan	151	—	—	—	—	—	1,043	—	—	1,043
Repurchase and retirement of common stock	(2,529)	—	—	—	—	—	(22,626)	—	—	(22,626)
Share repurchase excise tax	—	—	—	—	—	—	(167)	—	—	(167)
Net loss	—	—	—	—	—	—	—	(2,570)	—	(2,570)
Other comprehensive income	—	—	—	—	—	—	—	—	221	221
Balance as of September 30, 2024	75,065	$1	22,829	$—	(195)	$(644)	$21,656	$(7,592)	$170	$13,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands)
(unaudited)

	Common Stock				Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	74,320	$1	30,379	$—	(195)	$(644)	$35,926	$(6,290)	$(373)	$28,620
Conversion of Class B common stock to Class A common stock	4,568	—	(4,568)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	6	—	658	—	—	—	1,298	—	—	1,298
Issuance of common stock upon the vesting and settlement of RSUs	525	—	269	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	22,088	—	—	22,088
Shares withheld related to net share settlement	(191)	—	(109)	—	—	—	(4,511)	—	—	(4,511)
Shares issued under employee stock purchase plan	237	—	—	—	—	—	4,221	—	—	4,221
Repurchase and retirement of common stock	(3,806)	—	—	—	—	—	(59,022)	(1,270)	—	(60,292)
Share repurchase excise tax	—	—	—	—	—	—	—	(459)	—	(459)
Net income	—	—	—	—	—	—	—	5,011	—	5,011
Other comprehensive income	—	—	—	—	—	—	—	—	161	161
Balance as of March 31, 2023	75,659	$1	26,629	$—	(195)	$(644)	$—	$(3,008)	$(212)	$(3,863)
Conversion of Class B stock to Class A stock	558	—	(558)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	6	—	449	—	—	—	1,224	—	—	1,224
Issuance of common stock upon the vesting and settlement of RSUs	570	—	198	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	18,040	—	—	18,040
Shares withheld related to net share settlement	(187)	—	(89)	—	—	—	(4,585)	—	—	(4,585)
Repurchase and retirement of common stock	(3,188)	—	—	—	—	—	(14,679)	(35,913)	—	(50,592)
Share repurchase excise tax	—	—	—	—	—	—	—	(392)	—	(392)
Net income	—	—	—	—	—	—	—	14,380	—	14,380
Other comprehensive loss	—	—	—	—	—	—	—	—	(64)	(64)
Balance as of June 30, 2023	73,418	$1	26,629	$—	(195)	$(644)	$—	$(24,933)	$(276)	$(25,852)
Conversion of Class B stock to Class A stock	4,161	—	(4,161)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	5	—	268	—	—	—	965	—	—	965
Issuance of common stock upon the vesting and settlement of RSUs	603	—	169	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	19,331	—	—	19,331
Shares withheld related to net share settlement	(209)	—	(76)	—	—	—	(4,321)	—	—	(4,321)
Shares issued under employee stock purchase plan	153	—	—	—	—	—	2,175	—	—	2,175
Repurchase and retirement of common stock	(1,932)	—	—	—	—	—	(18,150)	(10,119)	—	(28,269)
Share repurchase excise tax	—	—	—	—	—	—	—	(186)	—	(186)
Net income	—	—	—	—	—	—	—	24,076	—	24,076
Other comprehensive income	—	—	—	—	—	—	—	—	149	149
Balance as of September 30, 2023	76,199	$1	22,829	$—	(195)	$(644)	$—	$(11,162)	$(127)	$(11,932)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(2,061)	$43,467
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	49,198	58,305
Depreciation and amortization	9,086	8,459
Provision (recovery) for bad debts	(26)	2,495
Deferred income taxes	(1,578)	(16,834)
Non-cash lease expense	2,954	3,190
Amortization and accretion of marketable securities	(7,991)	(8,573)
Other	3,080	1,197
Change in operating assets and liabilities:
Accounts receivable	3,037	8,936
Prepaid expenses and other assets	(8,068)	1,083
Deferred commissions, net	1,509	209
Other assets	669	426
Accounts payable	(2,897)	(12,591)
Accrued expenses and other liabilities	(2,096)	(5,996)
Accrued interest	(6,848)	(6,873)
Deferred revenue	(747)	(3,355)
Operating lease liabilities	(3,978)	(4,792)
Net cash provided by operating activities	33,243	68,753
Cash flows from investing activities
Purchases of property and equipment	(473)	(809)
Acquisition of business, net of cash acquired	(12,040)	—
Capitalized internal-use software costs	(7,191)	(7,531)
Purchases of marketable securities	(480,085)	(323,791)
Paydowns, maturities, and redemptions of marketable securities	452,711	421,522
Net cash provided by (used in) investing activities	(47,078)	89,391
Cash flows from financing activities
Repurchase of common stock	(37,635)	(139,153)
Proceeds from exercise of stock options	1,522	3,989
Payments of tax withholdings on net settlement of equity awards	(11,106)	(13,417)
Proceeds from issuance of stock under employee stock purchase plan	3,625	6,396
Net cash used in financing activities	(43,594)	(142,185)
Net increase (decrease) in cash and cash equivalents	(57,429)	15,959
Cash and cash equivalents
Beginning of period	283,043	227,380
End of period	$225,614	$243,339
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Organization and Description of Business
ZipRecruiter, Inc. was incorporated in the state of Delaware on June 29, 2010. Hereinafter, ZipRecruiter, Inc. and its wholly owned subsidiaries ZipRecruiter Israel Ltd., ZipRecruiter UK Ltd., ZipRecruiter Canada Ltd., and Poplar Technologies Ltd. are collectively referred to as “ZipRecruiter” or the “Company.” The Company is a two-sided marketplace that enables employers and job seekers to connect with one another online to fill job opportunities.
On July 23, 2024, ZipRecruiter, Inc. acquired all of the outstanding share capital of Poplar Technologies Ltd (d/b/a Breakroom) (“Breakroom”). Breakroom is a UK-based employee review platform focused on frontline industries such as retail and hospitality.
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
There have been no changes in the Company’s accounting policies from those disclosed in the Company’s audited consolidated financial statements and the related notes included in the 2023 Form 10-K, except for the accounting policies related to business combinations, intangible assets and goodwill, which are discussed in Note 4 and later in this Note.
The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024 or any future period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.
Business Combinations
The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair values on the acquisition date. The excess of the purchase price over the fair values of net identifiable assets acquired and liabilities assumed is recorded as goodwill.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Determining the fair values of assets acquired and liabilities assumed may require management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, estimates of costs, discount rates and selection of comparable companies. The Company’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Transaction costs associated with business combinations are expensed as incurred.
Intangible Assets
Intangible assets are amortized over their estimated useful life using the straight-line method which approximates the pattern in which the economic benefits are consumed.
Goodwill
Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The excess of the purchase price over the fair values of net identifiable assets acquired and liabilities assumed is recorded as goodwill. During the three and nine months ended September 30, 2024, the Company recognized $6.8 million in additional goodwill related to its acquisition of Breakroom. For more information on the Breakroom acquisition, please see Note 4. The Company tests for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill might be impaired. The Company currently has one reporting unit.
Investments
The Company classifies and accounts for its money market mutual funds which have readily determinable fair values as equity securities, and it carries such securities at fair value with unrealized gains and losses reported in other income (expense), net in its condensed consolidated statements of operations.
The Company classifies and accounts for its debt securities as available-for-sale, and it carries such securities at fair value with unrealized gains and losses reported net of tax as a separate component of stockholders' equity in accumulated other comprehensive income. During both the three and nine months ended September 30, 2024, in connection with its available-for-sale debt securities, the Company recorded pre-tax unrealized gains of $0.2 million in other comprehensive income (loss) with no associated tax benefit. During the three and nine months ended September 30, 2023, in connection with its available-for-sale debt securities, the Company recorded pre-tax unrealized gains of $0.1 million and $0.2 million, respectively, in other comprehensive income (loss), with no associated tax benefit.
The Company determines any realized gains and losses on the sale of its available-for-sale debt securities using a specific identification method, and it records such gains and losses through other income (expense), net in its condensed consolidated statements of operations. During the three and nine months ended September 30, 2024 and 2023, the Company did not have any sales of its available-for-sale debt securities and consequently, did not reclassify any amounts out of accumulated other

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
comprehensive income into other income (expense), net in the condensed consolidated statements of operations.
Fair Value Measurements
The Company measures certain of its financial instruments at fair value on a recurring basis. Financial instruments measured at fair value on a recurring basis primarily include the Company’s cash equivalents and marketable securities.
The Company also measured certain assets acquired and liabilities assumed as part of a business combination at fair value on a nonrecurring basis upon acquisition of all of the outstanding share capital of Breakroom on July 23, 2024. For more information on the Breakroom acquisition, please see Note 4.
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
Segments and Geographic Information
The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker, the CEO, regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources. Revenue is attributed to geographic regions based on locations where services are provided to the Company’s customers. Foreign countries outside of the United States, in aggregate, accounted for less than 2% of the Company’s revenue for the three and nine months ended September 30, 2024 and 2023. In addition, long-lived assets outside of the United States were not material as of September 30, 2024 and December 31, 2023.
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
No customers accounted for 10% or more of the Company’s outstanding accounts receivable as of September 30, 2024. One customer accounted for 10% of the Company’s outstanding accounts receivable as of December 31, 2023. The Company closely monitors the financial condition of the foregoing customer, which has been in good credit standing. The Company does not consider the concentration of its accounts receivable to be a material risk. For the three and nine months ended September 30, 2024 and 2023, there were no customers that individually represented 10% or more of revenue.
The Company uses third parties to collect its credit card receivables and believes risk related to its credit card processors is minimal.
Share Repurchase Program
All shares repurchased under the Company’s share repurchase program are purchased for immediate retirement. Repurchased shares reduce the Company’s outstanding shares and its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share. All excess of repurchase price over par value for shares repurchased is allocated to retained earnings to the extent the Company has retained earnings. If the Company has an accumulated deficit, all excess of repurchase price over par value for shares repurchased is allocated first to additional paid-in capital, to the extent the Company has additional paid-in capital, until depleted, and then to accumulated deficit in the Company’s condensed consolidated statements of changes in stockholders' equity (deficit). The Company may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. For more information on the Company’s share repurchase program, please see Note 10.
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosure requirements about a public entity’s reportable segments and significant segment expenses. This update also expands the interim segment disclosure requirements. Public entities that have a single reportable segment will be required to provide on both an interim and annual basis all the disclosures required by Topic 280, including those added by the amendments in ASU 2023-07. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The adoption of this update would not be expected to have a material impact on the Company’s consolidated financial statements.
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
3.    Net Income (Loss) Per Share
The following table presents the Company’s basic net income (loss) per share (in thousands, except per share amounts):

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) per share, basic:
Net income (loss)	$(2,570)	$24,076	$(2,061)	$43,467
Weighted average shares of Class A and Class B common stock outstanding	98,485	99,800	98,871	101,409
Net income (loss) per share, basic	$(0.03)	$0.24	$(0.02)	$0.43
The following table presents the Company’s diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$(2,570)	$24,076	$(2,061)	$43,467

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	98,485	99,800	98,871	101,409
Effect of dilutive securities:
Options to purchase common stock	—	4,608	—	4,943
Unvested restricted stock units	—	273	—	325
Employee stock purchase plan	—	26	—	11
Weighted average shares of Class A and Class B common stock outstanding, diluted	98,485	104,707	98,871	106,688
Net income (loss) per share, diluted	$(0.03)	$0.23	$(0.02)	$0.41
The weighted average number of potentially dilutive common stock equivalents of 12.4 million and 12.8 million were excluded from the computation of diluted net loss per share during the three and nine months ended September 30, 2024, respectively, because their inclusion would have been anti-dilutive. The weighted average number of potentially dilutive common stock equivalents of 5.9 million and 6.2 million were excluded from the computation of diluted net income per share during the three and nine months ended September 30, 2023, respectively, because their inclusion would have been anti-dilutive.
In April 2021, the Company granted a restricted stock unit (“RSU”) award (the “CEO Performance Award”), which included service, market, and performance-based vesting conditions. The CEO Performance Award is excluded from the above table because none of the market conditions had been met as of September 30, 2023. Additionally, in December 2023, the Company entered into a Cancellation Agreement with the CEO, which provided for the cancellation of the 1.4 million RSUs included in the CEO Performance Award. For more information on the Cancellation Agreement, please see Note 11.
4.    Acquisitions
On July 23, 2024, the Company entered into a share purchase agreement with, and acquired 100% of the outstanding share capital in, Breakroom. Breakroom is a UK-based employee review platform focused on frontline industries such as retail and hospitality. The Company believes there is an opportunity with Breakroom to complement its employment sites in the United States.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The fair value of consideration transferred on the date of acquisition totaled $13.3 million, consisting of $12.4 million paid in cash and a liability of $0.9 million assumed related to non-employee investor holdback consideration. Such non-employee holdback consideration is payable one year subsequent to the date of acquisition. This consideration is subject to customary holdback provisions and is not contingent upon the occurrence of specified future events.
The financial results of Breakroom from the date of acquisition were included in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2024. Pro forma results of operations have not been presented as the results do not have a material effect on any of the periods presented in the Company’s condensed consolidated financial statements.
The following table summarizes the estimated fair values of identified assets and liabilities as of the acquisition date (in thousands):

Fair Value
Cash and cash equivalents	$372
Intangible assets	6,208
Goodwill	6,794
Other assets	153
Total assets	13,527
Current liabilities	(187)
Net assets acquired	$13,340
The following table summarizes the estimated fair values of identifiable intangible assets acquired and their estimated useful life at the date of acquisition (in thousands, except useful life information):

	Fair Value	Useful Life (In Years)
Developed technology	$5,783	3
Trade names and trademarks	425	10
Total intangible assets subject to amortization	$6,208
Amortization expense for such finite-lived intangible assets was $0.4 million during both the three and nine months ended September 30, 2024. Future amortization expense for the Company’s finite-lived intangible assets as of September 30, 2024 is as follows for the years ended December 31, (in thousands):

2024	$497
2025	1,970
2026	1,970
2027	1,120
2028	43
Thereafter	236
Total future amortization expense	$5,836
The estimated fair value of the developed technology acquired was determined using the replacement cost method. This approach requires the use of inputs within Level 3 in the fair value hierarchy related to the cost to replace the technology, including time and resources required, as well as an estimated profit margin and opportunity cost.
The estimated fair value of the trade names and trademarks acquired was determined using the relief-from-royalty method. This approach requires the use of inputs within Level 3 in the fair value

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
hierarchy, including revenue projections, a royalty rate based on qualitative factors and market-derived royalty rates, and a discount rate based on the Company’s weighted average cost of capital adjusted for risks commonly inherent in trade names.
Goodwill is primarily attributable to the workforce of the acquired business and benefits related to expanded market opportunities from integrating Breakroom’s technology with the Company’s marketplace offerings. All of the goodwill was assigned to the Company’s single reporting unit and is not deductible for tax purposes.
The Company estimated the fair values of assets acquired and liabilities assumed as of the date of the acquisition based on currently available information. The fair value of consideration transferred is subject to customary holdback provisions, related to non-employee investor holdback consideration, applicable during a measurement period of one year from the acquisition.
Upon the close of the transaction, the Company agreed to pay up to $3.5 million to former Breakroom founders, in equal quarterly installments over a three-year period post-closing of the transaction, contingent upon those employees’ continued employment with the Company (the “Employee Seller Holdback Consideration”). These costs are expensed over the continued employment period. For both the three and nine months ended September 30, 2024, the Company incurred expenses of $0.3 million related to the Employee Seller Holdback Consideration, of which $0.2 million were recorded in research and development expenses and $0.1 million were recorded in general and administrative expenses within the Company’s condensed consolidated statements of operations. Additional acquisition-related costs were not material for the three and nine months ended September 30, 2024.
5.    Revenue Information
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Subscription	$91,071	$122,431	$284,059	$402,599
Performance-based	26,013	33,199	78,922	107,201
Total revenue	$117,084	$155,630	$362,981	$509,800
The Company recognized $11.7 million and $16.9 million of revenue during the three months ended September 30, 2024 and 2023, respectively, that was included in the deferred revenue balances as of June 30, 2024 and 2023, respectively.
The Company recognized $12.7 million and $19.4 million of revenue during the nine months ended September 30, 2024 and 2023, respectively, that was included in the deferred revenue balances as of December 31, 2023 and 2022, respectively.
As of September 30, 2024 and December 31, 2023, the Company had no contract assets.
Performance Obligations
An immaterial amount of revenue was recognized during the nine months ended September 30, 2024 from performance obligations satisfied in previous periods. No revenue was recognized during the three months ended September 30, 2024 and the three and nine months ended September 30, 2023 from performance obligations satisfied in previous periods.
As of September 30, 2024, the Company did not have any material remaining performance obligations expected to be recognized in the future. Generally, any remaining performance obligations relate primarily to subscription services such as time-based job posting plans, upsell services, and

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
resume database plans that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.
6.    Financial Instruments
Fair Value Measurements
The following table presents the Company’s financial assets measured at fair value on a recurring basis, as well as the amortized cost basis and gross unrealized gains and losses of those assets as of September 30, 2024 (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$172,609	$—	$—	$172,609	$172,609	$—
Money market mutual funds	29,069	—	—	29,069	29,069	—
U.S. treasury securities	145,447	125	—	145,572	3,496	142,076
Subtotal	347,125	125	—	347,250	205,174	142,076
Level 2:
Commercial paper	34,774	—	—	34,774	3,979	30,795
Certificates of deposit	9,709	—	—	9,709	—	9,709
Corporate notes and obligations	96,476	36	(8)	96,504	16,461	80,043
Asset-backed securities	9,320	16	—	9,336	—	9,336
Subtotal	150,279	52	(8)	150,323	20,440	129,883
Total cash, cash equivalents, and marketable securities	$497,404	$177	$(8)	$497,573	$225,614	$271,959
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
The carrying amounts of the Company’s remaining financial instruments not discussed in the above table, including accounts receivable and accounts payable, approximate fair value because of their short-term maturities, except for the Company’s $550.0 million senior unsecured notes (the “Notes”) which are valued on a quarterly basis for disclosure purposes only based on quoted prices for the Notes in less active markets and categorized accordingly as Level 2 in the fair value hierarchy. The aggregate fair value of the Notes was estimated to be approximately $492.3 million as of September 30, 2024 and approximately $478.5 million as of December 31, 2023.
Equity Securities
The Company’s investments in equity securities consist primarily of money market mutual funds. During the three and nine months ended September 30, 2024 and 2023, the Company recorded no material unrealized gains or losses in connection with its money market mutual funds held as of September 30, 2024.
Available-for-sale Debt Securities
The following table summarizes the fair value of the Company’s available-for-sale debt securities by contractual maturity as of September 30, 2024 (in thousands):

Due within 1 year	$288,556
Due after 1 year through 5 years	7,339
Total available-for-sale debt securities	$295,895

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2024 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$152	$—	$—	$—	$152	$—
Corporate notes and obligations	23,912	(8)	—	—	23,912	(8)
U.S. treasury securities	2,450	—	—	—	2,450	—
Total available-for-sale debt securities	$26,514	$(8)	$—	$—	$26,514	$(8)
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
The Company did not recognize any credit losses for its available-for-sale debt securities during the three and nine months ended September 30, 2024 and 2023. The Company had no ending allowance balances for credit losses as of September 30, 2024 or December 31, 2023.
During the three and nine months ended September 30, 2024 and 2023, the Company had no sales of its available-for-sale debt securities.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued compensation and benefits	$15,935	$17,895
Accrued marketing	10,487	8,133
Accrued commissions	3,934	3,740
Accrued partner expenses	1,606	2,255
Accrued refunds and customer liabilities	2,128	2,179
Other accrued expenses	8,442	7,539
Total accrued expenses	$42,532	$41,741

8.    Debt
Credit Facility
In April 2021, the Company entered into a $250.0 million credit facility agreement with a syndicate of banks. In July 2024, the Company entered into a supplement to the credit facility agreement, which increased the aggregate revolving commitments available under the credit facility from $250.0 million to $290.0 million. The credit facility has a maturity date of April 30, 2026. The Company had no amounts outstanding under its credit facility and was in compliance with the financial covenants as of September 30, 2024. The amount available under the credit facility as of September 30, 2024 was $287.6 million, which is the credit limit less letters of credit outstanding of $2.4 million.
Senior Unsecured Notes
On January 12, 2022, the Company issued an aggregate principal amount of $550.0 million senior unsecured Notes in a private placement. The Notes will mature on January 15, 2030 and bear interest at a rate of 5% per year. Interest on the Notes is payable semi-annually in arrears on January 15 and July 15 of each year. Unpaid interest amounts are included within accrued interest in the Company’s condensed consolidated balance sheets. At its sole discretion, the Company has the option to redeem the Notes at any time in whole or in part at specified redemption prices.
The Company includes its Notes, net of debt issuance costs, within long-term borrowings in its condensed consolidated balance sheets. As of September 30, 2024, the Company had a carrying amount of approximately $6.6 million of debt issuance costs related to the Notes.
For both the three months ended September 30, 2024 and 2023, the Company recognized $7.1 million in interest expense related to the Notes, and for both the nine months ended September 30, 2024 and 2023, the Company recognized $21.4 million in interest expense related to the Notes, with an effective interest rate of 5.4% for all periods. Such interest expense includes $0.3 million related to the amortization of debt issuance costs for both the three months ended September 30, 2024 and 2023, and $0.8 million related to the amortization of debt issuance costs for both the nine months ended September 30, 2024 and 2023.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9.    Commitments and Contingencies
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
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of September 30, 2024, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.

10.    Share Repurchase Program
The Company’s board of directors has authorized the Company to repurchase up to $550.0 million of outstanding shares of its common stock pursuant to a share repurchase program (the “Program”). Under the Program, the Company may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The Program does not obligate the Company to repurchase shares of common stock. There is no minimum or maximum number of shares to be repurchased under the Program.
During the nine months ended September 30, 2024, the Company repurchased an aggregate 3.9 million shares of its Class A common stock for an aggregate purchase price of $37.6 million under the Program through open market purchases.
Approximately $25.8 million remains available for future repurchases of Class A common stock under the Program as of September 30, 2024.
All shares repurchased under the Program were immediately retired. Repurchased shares reduced the Company’s outstanding shares and its weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.    Stock-Based Compensation
Total stock-based compensation expense is recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$148	$171	$482	$495
Sales and marketing	2,688	3,068	8,115	9,567
Research and development	7,814	8,921	25,721	26,686
General and administrative	4,438	6,935	14,935	21,557
Total stock-based compensation	$15,088	$19,095	$49,253	$58,305
Equity Incentive Plan and Employee Stock Purchase Plan
Under the Company’s 2021 Equity Incentive Plan, as of September 30, 2024, 31.0 million shares of Class A common stock were authorized, of which 17.0 million shares of Class A common stock were available for future issuance. The number of shares reserved for issuance was increased in January 2024 pursuant to the evergreen provisions set forth in the 2021 Equity Incentive Plan.
Under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), as of September 30, 2024, 3.7 million shares of Class A common stock were authorized. The number of shares reserved for issuance was increased in January 2024 pursuant to the evergreen provisions set forth in the ESPP.
The ESPP provides for concurrent six-month offering and purchase periods beginning February 15 and August 15 of each year. During the three months ended September 30, 2024, 0.2 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $1.0 million. During the nine months ended September 30, 2024, 0.4 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $3.6 million. As of September 30, 2024, the Company recorded a liability of $0.6 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses in the condensed consolidated balance sheets.
Stock Options
A summary of the Company’s stock option activity for the nine months ended September 30, 2024 is as follows (in thousands, except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2023	5,159	$2.27
Granted	—	—
Exercised	(715)	2.20
Forfeited/Canceled	(8)	2.19
Outstanding at September 30, 2024	4,436	$2.28
Exercisable at September 30, 2024	4,423	$2.28
As of September 30, 2024, total remaining stock-based compensation expense for unvested stock options is $0.3 million, which is expected to be recognized over a weighted average period of 0.3 years.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted Stock Units
On April 19, 2021, the Company granted the CEO Performance Award, which provided for a grant of 1.4 million RSUs consisting of five vesting tranches with a vesting schedule based upon achieving stock price targets as well as satisfying certain minimum service requirements. On December 21, 2023, the Company entered into the Cancellation Agreement with the CEO, which provided for the cancellation of the 1.4 million market-based RSUs included in the CEO Performance Award. As of the date of the Cancellation Agreement, none of the stock price targets set forth in the CEO Performance Award had been met and all of the RSUs were unvested. The cancellation resulted in an acceleration of $7.5 million in unrecognized stock-based compensation expense from future periods into the fourth quarter of 2023. Accordingly, the Company recorded no stock-based compensation expense related to the CEO Performance Award during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $1.5 million and $4.5 million, respectively, related to the CEO Performance Award.
For all RSUs, excluding the CEO Performance Award, the Company recorded stock-based compensation expense of $15.1 million and $49.8 million during the three and nine months ended September 30, 2024, respectively, and $16.7 million and $51.3 million during the three and nine months ended September 30, 2023, respectively.
A summary of the Company’s RSU activity for the nine months ended September 30, 2024 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	6,675	$20.36
Granted	5,095	11.58
Vested	(2,784)	18.92
Forfeited/Canceled	(1,440)	17.52
Unvested at September 30, 2024	7,546	$15.51
As of September 30, 2024, total unrecognized stock-based compensation expense for unvested RSUs was $113.4 million, which is expected to be recognized over a weighted average period of 1.4 years. The Company had no outstanding performance-based RSUs as of September 30, 2024.
12.    Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The income tax expense (benefit), effective tax rates, and statutory federal income tax rates for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax expense (benefit)	$(1,824)	$5,934	$1,945	$15,376
Effective tax rate	41.5%	19.8%	*	26.1%
Statutory federal income tax rate	21%	21%	21%	21%
____________
*The effective tax rate for the nine months ended September 30, 2024 is not meaningful as a result of the low level of loss before income taxes recorded for the period.

The effective tax rate for the three and nine months ended September 30, 2024 differed from the U.S. federal statutory tax rate of 21% primarily due to tax detriments relating to the settlement of RSUs, limitations on the amount of deductible officer compensation, state taxes, and net tax benefits from research and development tax credits.
The effective tax rate for the three and nine months ended September 30, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes, tax detriments relating to the settlement of RSUs, and limitations on the amount of deductible officer compensation, partially offset by net tax benefits from research and development tax credits.
During the three and nine months ended September 30, 2024, the Company continued to record reserves for the current year uncertain tax positions recognized within the effective tax rate. The Company believes that any change to the unrecognized tax benefits in the next 12 months will not be material to the condensed consolidated financial statements.
13.    Subsequent Events
Lease Agreement
In October 2024, the Company entered into a lease agreement with SMBP LLC for 24,936 square feet of office space located at 3000 Ocean Park Blvd. Suite 3000, in Santa Monica, California with a commencement date no earlier than June 1, 2025. The Company intends to use the space for its new corporate headquarters, as the lease for its current corporate headquarters is expected to expire in May 2025. The lease has an initial term of 65 months with one five-year extension option, and is expected to commence in the second quarter of 2025. The aggregate estimated rent payments due over the initial term of the lease are approximately $8.0 million.
Increase to Share Repurchase Program
In November 2024, the Company’s board of directors authorized an increase to the Program of $100.0 million. Such amount is in addition to the Company’s previous aggregate authorization of $550.0 million.

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
For the three months ended September 30, 2024, our revenue was $117.1 million and we had a net loss of $2.6 million and Adjusted EBITDA of $15.0 million. For the three months ended September 30, 2023, our revenue was $155.6 million, and we generated net income of $24.1 million and Adjusted EBITDA of $54.4 million. For the nine months ended September 30, 2024, our revenue was $363.0 million and we had a net loss of $2.1 million and Adjusted EBITDA of $63.6 million. For the nine months ended September 30, 2023, our revenue was $509.8 million, and we generated net income of $43.5 million and Adjusted EBITDA of $132.9 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income (loss) to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”

KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
Quarterly Paid Employers	105,948	101,634	89,668	70,712	71,572	70,458	65,222
Revenue per Paid Employer	$1,734	$1,677	$1,736	$1,922	$1,708	$1,755	$1,795

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Adjusted EBITDA	$14,988	$54,380	$63,617	$132,914
Adjusted EBITDA margin	13%	35%	18%	26%
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
In the quarter ended September 30, 2024, Quarterly Paid Employers decreased when compared to the quarter ended June 30, 2024. Employers continued to moderate hiring plans given the uncertainty in the economy, in part driven by high interest rates. With those currently employed leaving their jobs at a low rate, the reduced churn among employees further drove down hiring levels.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the quarter ended September 30, 2024, Revenue per Paid Employer increased slightly when compared to the quarter ended June 30, 2024. While we saw Quarterly Paid Employers decrease during the quarter ended September 30, 2024, reflecting the current softness in hiring demand amidst the challenging economic climate, we believe our products and services continued to improve and offered more value for employers of all sizes.

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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income (loss)(1)	$(2,570)	$24,076	$(2,061)	$43,467
Stock-based compensation	15,088	19,095	49,253	58,305
Depreciation and amortization	3,139	2,619	9,086	8,459
Interest expense	7,475	7,351	22,192	22,038
Other (income) expense, net	(6,320)	(4,695)	(16,798)	(14,731)
Income tax expense (benefit)	(1,824)	5,934	1,945	15,376
Adjusted EBITDA	$14,988	$54,380	$63,617	$132,914
____________
(1)Net income (loss) includes one-time charges resulting from our restructuring plan announced on May 31, 2023 to reduce our global workforce by approximately 20%. Restructuring activity for the three months ended September 30, 2023 reflects $0.7 million in costs reversed when it was determined such costs would not need to be paid, partially offset by restructuring costs of $0.3 million related to employee severance and continuation of health benefits. Restructuring activity for the nine months ended September 30, 2023 reflects $7.9 million of net costs primarily related to employee severance and continuation of health benefits. No restructuring costs were recorded during the three and nine months ended September 30, 2024.

The following tables present net income (loss) margin and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Revenue	$117,084	$155,630	$362,981	$509,800
Net income (loss)	(2,570)	24,076	(2,061)	43,467
Net income (loss) margin	(2)%	15%	(1)%	9%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Revenue	$117,084	$155,630	$362,981	$509,800
Adjusted EBITDA	14,988	54,380	63,617	132,914
Adjusted EBITDA margin	13%	35%	18%	26%
Impact of Macroeconomic Conditions
We had a lower number of Quarterly Paid Employers in our marketplace in the quarter ended September 30, 2024 compared to the prior-year period. In the quarter ended September 30, 2024, we delivered $117.1 million in revenue, which is a 25% decrease compared to the quarter ended September 30, 2023. Despite Revenue per Paid Employer being higher in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 as our products and services continued to improve and offered more value for employers, we saw employers significantly reduce spend on products and services in our marketplace during the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 amidst the continuing challenging macroeconomic conditions.
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
Research and Development
Research and development expense consists of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for our research and development employees, amortization of capitalized software costs associated with the development of internal databases, candidate insights, and reporting that supports our marketplace technology and the cost of certain third-party service providers. We allocate a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to research and development expenses based on headcount. Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred.
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
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rate for the three and nine months ended September 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to tax detriments relating to the settlement of restricted stock units, or RSUs, limitations on the amount of deductible officer compensation, state taxes, and net tax benefits from research and development tax credits. The effective tax rate for the three and nine months ended September 30, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes, tax detriments relating to the settlement of RSUs, and limitations on the amount of deductible officer compensation, partially offset by net tax benefits from research and development tax credits.
Results of Operations
The following table sets forth our consolidated results of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue(1)	$117,084	$155,630	$362,981	$509,800
Cost of revenue(2)	12,382	14,533	38,646	50,831
Gross profit	104,702	141,097	324,335	458,969
Operating expenses
Sales and marketing(2)(3)	54,928	55,648	161,085	216,171
Research and development(2)(3)	33,705	32,136	103,091	109,047
General and administrative(2)(3)	19,308	20,647	54,881	67,601
Total operating expenses	107,941	108,431	319,057	392,819
Income (loss) from operations	(3,239)	32,666	5,278	66,150
Other income (expense)
Interest expense	(7,475)	(7,351)	(22,192)	(22,038)
Other income (expense), net	6,320	4,695	16,798	14,731
Total other income (expense), net	(1,155)	(2,656)	(5,394)	(7,307)
Income (loss) before income taxes	(4,394)	30,010	(116)	58,843
Income tax expense (benefit)	(1,824)	5,934	1,945	15,376
Net income (loss)	$(2,570)	$24,076	$(2,061)	$43,467

____________
(1)Revenue was comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Subscription	$91,071	$122,431	$284,059	$402,599
Performance-based	26,013	33,199	78,922	107,201
Total revenue	$117,084	$155,630	$362,981	$509,800

(2)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$148	$171	$482	$495
Sales and marketing	2,688	3,068	8,115	9,567
Research and development	7,814	8,921	25,721	26,686
General and administrative	4,438	6,935	14,935	21,557
Total stock-based compensation	$15,088	$19,095	$49,253	$58,305
(3)Includes one-time charges resulting from our restructuring plan announced on May 31, 2023 to reduce our global workforce by approximately 20%. Restructuring activity for the three months ended September 30, 2023 reflects $0.7 million in costs reversed when it was determined such costs would not need to be paid, partially offset by restructuring costs of $0.3 million related to employee severance and continuation of health benefits. Restructuring activity for the nine months ended September 30, 2023 reflects $7.9 million of net costs primarily related to employee severance and continuation of health benefits, presented as $3.6 million in sales and marketing, $3.3 million in research and development, and $1.0 million in general and administrative expenses for the nine months ended September 30, 2023.

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$117,084	$155,630	$(38,546)	(25)%	$362,981	$509,800	$(146,819)	(29)%
Revenue decreased by $38.5 million, or 25%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, reflecting the lower number of Quarterly Paid Employers in our marketplace primarily due to the labor market continuing to be impacted by high interest rates in the current period, which posed challenges to many businesses. Subscription revenue decreased by $31.3 million, or 26%, and performance-based revenue decreased by $7.2 million, or 22%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Despite Revenue per Paid Employer being higher in the current period as our products and services continued to improve and offered more value for employers, we saw employers significantly reduce spend on products and services in our marketplace during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 amidst the continuing challenging macroeconomic conditions.
Revenue decreased by $146.8 million, or 29%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, reflecting the lower number of Quarterly Paid Employers in our marketplace primarily due to the labor market continuing to be impacted by high interest rates in the current period, which posed challenges to many businesses. Subscription revenue decreased by $118.5 million, or 29%, and performance-based revenue decreased by $28.3 million, or 26%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Despite Revenue per Paid Employer being higher in the current period as our products and services continued to improve and offered more value for employers, we saw employers significantly reduce spend on products and services in our marketplace during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 amidst the continuing challenging macroeconomic conditions.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$12,382	$14,533	$(2,151)	(15)%	$38,646	$50,831	$(12,185)	(24)%
Gross margin	89%	91%			89%	90%
Cost of revenue decreased by $2.2 million, or 15%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a decrease of $0.9 million in credit card processing fees, a decrease of $0.6 million in partner revenue share, and a decrease of $0.5 million in job distribution costs from performance-based revenue. Gross margin was 89% and 91% in the three months ended September 30, 2024 and September 30, 2023, respectively, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.
Cost of revenue decreased by $12.2 million, or 24%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to a decrease of $3.5 million in credit card processing fees, a decrease of $3.0 million in job distribution costs from performance-based revenue, a decrease of $2.4 million in third-party hosting fees, and a decrease of $2.2 million in partner revenue share. Gross margin was 89% and 90% in the nine months ended September 30, 2024 and September 30, 2023, respectively, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$54,928	$55,648	$(720)	(1)%	$161,085	$216,171	$(55,086)	(25)%
Percentage of revenue	47%	36%			44%	42%
Sales and marketing expenses decreased by $0.7 million, or 1%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Personnel-related costs for our sales and marketing employees decreased by $2.0 million corresponding with lower headcount in the current period. The decrease was partially offset by an increase of $1.0 million in marketing and advertising spend compared to the prior-year period.
Sales and marketing expenses decreased by $55.1 million, or 25%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily driven by a $32.3 million decrease in marketing and advertising compared to the prior-year period reflecting our discipline in proactively adjusting marketing spend levels in relation to the macroeconomic conditions. The decrease was also driven by a decrease of $16.7 million in personnel-related costs for our sales and marketing employees corresponding with lower headcount in the current-year period, and was further driven by one-time restructuring costs of $3.6 million related to our May 2023 reduction in force incurred during the nine months ended September 30, 2023.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$33,705	$32,136	$1,569	5%	$103,091	$109,047	$(5,956)	(5)%
Percentage of revenue	29%	21%			28%	21%
Research and development expenses increased by $1.6 million, or 5%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily driven by a $1.5 million increase in personnel-related costs for our research and development employees reflecting salaries and other personnel-related costs in connection with Breakroom employees with no comparable expenses in the prior-year period, as we acquired 100% of the outstanding share capital in Breakroom in July 2024. Research and development expenses as a percentage of revenue increased 8% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by lower revenue. We expect to continue to invest in research and development activities, and we expect this expense may vary as a percentage of total revenue for the foreseeable future.
Research and development expenses decreased by $6.0 million, or 5%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily driven by one-time restructuring costs of $3.3 million related to our May 2023 reduction in force incurred during the nine months ended September 30, 2023, as well as a $1.8 million decrease in personnel-related costs and a $1.0 million decrease in stock-based compensation expense for our research and development employees corresponding with lower headcount in the current-year period. Research and development expenses as a percentage of revenue increased 7% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by lower revenue. We expect to continue to invest in research and development activities, and we expect this expense may vary as a percentage of total revenue for the foreseeable future.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$19,308	$20,647	$(1,339)	(6)%	$54,881	$67,601	$(12,720)	(19)%
Percentage of revenue	16%	13%			15%	13%
General and administrative expenses decreased by $1.3 million, or 6%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by a $2.5 million decrease in stock-based compensation expense.
General and administrative expenses decreased by $12.7 million, or 19%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by a $6.6 million decrease in stock-based compensation expense, a $3.4 million decrease in personnel-related costs for our general and administrative employees corresponding with lower headcount in the current-year period, and a $1.0 million decrease due to one-time restructuring costs related to our May 2023 reduction in force incurred during the nine months ended September 30, 2023.

Total Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Total other income (expense), net	$(1,155)	$(2,656)	$1,501	(57)%	$(5,394)	$(7,307)	$1,913	(26)%
Total other income (expense), net, decreased by $1.5 million, or 57%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by a $1.1 million increase in gains from foreign currency exchange transactions and a $0.5 million increase in interest income earned on both our marketable securities and cash equivalents.
Total other income (expense), net, decreased by $1.9 million, or 26%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by a $2.4 million increase in interest income earned on both our marketable securities and cash equivalents.
Income Tax Expense (Benefit)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$(1,824)	$5,934	$(7,758)	(131)%	$1,945	$15,376	$(13,431)	(87)%
Effective tax rate	41.5%	19.8%			*	26.1%
____________
*The effective tax rate for the nine months ended September 30, 2024 is not meaningful as a result of the low level of loss before income taxes recorded for the period.

Income tax expense (benefit) decreased by $7.8 million, or 131%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in income tax expense (benefit) is primarily attributable to a decrease in income before income taxes partially offset by an increase in income tax expense associated with stock-based compensation.
Income tax expense (benefit) decreased by $13.4 million, or 87%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in income tax expense (benefit) is primarily attributable to a decrease in income before income taxes partially offset by an increase in income tax expense associated with stock-based compensation.
Liquidity and Capital Resources
As of September 30, 2024, we had cash, cash equivalents, and marketable securities totaling $497.6 million and $287.6 million available in unused borrowing capacity under our credit facility. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes. As of September 30, 2024, we had no amounts outstanding under our credit facility.
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
Credit Facility
In April 2021, we entered into a $250.0 million credit facility agreement with a syndicate of banks. In July 2024, we entered into a supplement to the credit facility agreement which increased the aggregate revolving commitments available under the credit facility from $250.0 million to $290.0 million. The credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon our Net Leverage Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing 12 months of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. We are also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the credit facility at a rate between 0.25% to 0.35%, depending on our Net Leverage Ratio. The amount available under the credit facility is reduced by letters of credit outstanding, which totaled $2.4 million as of September 30, 2024. The letters of credit outstanding relate to various leased office spaces.
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
We have no amounts outstanding under the credit facility and are in compliance with our debt covenants as of September 30, 2024.

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
Share Repurchase Program
Our board of directors has authorized us to repurchase up to $550.0 million of our outstanding common stock, with no fixed expiration. During the nine months ended September 30, 2024, we repurchased 3.9 million shares of our Class A common stock for an aggregate purchase price of $37.6 million through open market purchases under our share repurchase program.
Approximately $25.8 million remains available for future repurchases of our Class A common stock under our share repurchase program as of September 30, 2024. For more information, see Note 10 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Investments
During the three and nine months ended September 30, 2024, we continued investing primarily in highly rated debt securities and money market mutual funds to manage our excess cash reserves. The primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments. We consider all of our investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities within current assets in our condensed consolidated balance sheets.
As of September 30, 2024, we held $325.0 million in total investments, consisting of money market mutual funds and available-for-sale debt securities. These investments are included within cash and cash equivalents and marketable securities within our condensed consolidated balance sheets. For more information, see Note 6 – Financial Instruments to our condensed consolidated financial statements included in this report.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023

Net cash provided by operating activities	$33,243	$68,753
Net cash provided by (used in) investing activities	(47,078)	89,391
Net cash used in financing activities	(43,594)	(142,185)
Net increase (decrease) in cash and cash equivalents	$(57,429)	$15,959
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the nine months ended September 30, 2024, cash provided by operating activities was $33.2 million resulting from our net loss of $2.1 million, adjusted by non-cash charges of $54.7 million and a net decrease of $19.4 million in our operating assets and liabilities. The non-cash charges primarily resulted from $49.2 million for stock-based compensation expense, $9.1 million pertaining to amortization of intangible assets and depreciation, and $3.0 million pertaining to non-cash lease expense, partially offset by $8.0 million in amortization and accretion of marketable securities and $1.6 million related to the change in our deferred tax assets driven by our current year capitalization of research costs from a tax perspective. The decrease of $19.4 million related to changes in our operating assets and liabilities was primarily driven by an $8.1 million increase in prepaid expenses and other assets, a $6.8 million decrease in accrued interest, a $5.0 million decrease in our accounts payable and accrued expenses and other liabilities, and a $4.0 million decrease in our operating lease liabilities, partially offset by a $3.0 million decrease in accounts receivable and a $1.5 million decrease in deferred commissions, net.
For the nine months ended September 30, 2023, cash provided by operating activities was $68.8 million resulting from our net income of $43.5 million, adjusted by non-cash charges of $48.2 million and a net decrease of $23.0 million in our operating assets and liabilities. The non-cash charges primarily resulted from $58.3 million for stock-based compensation expense, $8.5 million pertaining to amortization of intangible assets and depreciation, and $3.2 million pertaining to non-cash lease expense, partially offset by $16.8 million related to the change in our deferred tax assets driven by our current year capitalization of research costs from a tax perspective and the tax-related impact of stock-based compensation, and $8.6 million in amortization and accretion of marketable securities. The decrease of $23.0 million related to changes in our operating assets and liabilities was primarily driven by an $18.6 million decrease in our accounts payable and accrued expenses and other liabilities, a $6.9 million decrease in our accrued interest associated with our senior unsecured notes, a $4.8 million decrease in our operating lease liabilities, and a $3.4 million decrease in our deferred revenue, partially offset by an $8.9 million decrease in accounts receivable associated with a decrease in revenue due to a lower number of Quarterly Paid Employers in our marketplace compared to the prior-year period, and a $1.1 million decrease in prepaid expenses and other assets.
Investing Activities
For the nine months ended September 30, 2024, cash used in investing activities was $47.1 million resulting from $480.1 million used in purchases of marketable securities, $12.0 million paid for the

Breakroom acquisition, net of cash acquired, and $7.2 million capitalized for software development costs, partially offset by $452.7 million received from paydowns, maturities and redemptions of marketable securities.
For the nine months ended September 30, 2023, cash provided by investing activities was $89.4 million resulting from $421.5 million received from paydowns, maturities and redemptions of marketable securities, partially offset by $323.8 million used in purchases of marketable securities and an increase in capitalized software development costs of $7.5 million.
Financing Activities
For the nine months ended September 30, 2024, cash used in financing activities was $43.6 million which consisted of $37.6 million used for the repurchase of common stock and $11.1 million for the net settlement of taxes on equity awards, partially offset by $3.6 million of proceeds from the issuance of stock under the employee stock purchase plan, and $1.5 million of proceeds from the exercise of stock options.
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
Obligations and Other Commitments
See the 2023 Form 10-K for our future minimum commitments related to certain software service agreements. Through September 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Our significant accounting policies are discussed in Note 2 – Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this report. There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the 2023 Form 10-K, except as set forth below.
Business Combinations
The results of businesses acquired in a business combination are included in our condensed consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair values on the acquisition date. The excess of purchase price over the fair values of net identifiable assets acquired and liabilities assumed is recorded as goodwill.
Determining the fair values of assets acquired and liabilities assumed may require management to use significant judgment which includes the selection of valuation methodologies. We have determined the fair values of certain intangible assets acquired in a business combination using the replacement cost and relief-from-royalty methods. These methods require estimates surrounding, but not limited to, the time and resources required to replace technology, estimated profit margins and opportunity costs, estimates of future revenue and cash flows, discount and royalty rates, and selection of comparable companies. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
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
Lastly, we are subject to interest rate risk in connection with our investments. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. To minimize interest rate risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial market, money market mutual funds, U.S. government and agency securities, and corporate debt securities. To assess interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio. Based on investment positions as of September 30, 2024, a hypothetical increase in interest rates of 100 basis points across all maturities would result in a $0.6 million decrease in the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Refer to the disclosure under the heading “Legal Matters” in Note 9 – Commitments and Contingencies to our condensed consolidated financial statements included in this report for legal proceedings. From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities.
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
There has been volatility in financial markets as a result of a number of factors, including, but not limited to, banking instability, global conflict, including the wars in Ukraine and the Middle East, inflation, changes in interest rates, and volatile markets. There is a risk that as a result of these macroeconomic factors, we could continue to experience declines in all, or in portions, of our business. Economic uncertainty may cause some of our current or potential employers to curtail spending in our marketplace and may ultimately result in cost challenges to our operations. For example, our employers, including those of our employers that are banks, may be adversely affected by any bank failure or other event affecting financial institutions. Any resulting adverse effects to our employers’ liquidity or financial performance could reduce the demand for our services or affect our allowance for expected credit losses and collectability of accounts receivable. These adverse conditions could result in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by decreased demand for job postings and our services. If general economic conditions significantly deviate from present levels, our business, financial condition, and operating results could be adversely affected.
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
We face intense competition from many well-established online job sites such as CareerBuilder and Monster, Craigslist, Glassdoor, Indeed, and LinkedIn, as well as from newer entrants such as Google or Facebook. Many of our existing and potential competitors are considerably larger or more established than we are and have larger workforces and more substantial marketing and financial resources. Price competition for job marketplaces such as ours is likely to remain high, which could limit our ability to maintain or increase our market share, subscriber base, revenue and/or profitability.
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
Many of our larger competitors have long-standing relationships or access to employers, including our Paid Employers1, as well as those whom we may wish to pursue. Some employers may be hesitant to use a new platform and prefer to upgrade products offered by these incumbent platforms for reasons that include price, quality, sophistication, familiarity and global presence. These platforms could offer competing products on a standalone basis at a low price or bundled as part of a larger product sale that could be more attractive to employers than our offerings.
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
Our Paid Employer subscription renewals, performance-based services, and upsells may decline or fluctuate as a result of a number of factors, including user usage, sunsetting, changing, or removing certain products or services, user satisfaction with our services and user support, our prices, the prices of competing services, mergers and acquisitions affecting our user base, the effects of U.S. and global economic conditions, or reductions in our Paid Employers’ spending levels generally.
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
•network outages or security breaches;
•general economic, industry and market conditions, including inflationary pressures, a volatile interest rate environment, increasing borrowing costs, actual or perceived instability in the global banking industry and the impacts therefrom, cybersecurity incidents, the U.S. presidential and other federal, state and local elections, and the impacts of the wars in Ukraine and the Middle East;
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
Additionally, our hybrid working environment may impede our ability to foster a creative environment and adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects. Our return-to-work approach may change at any time, and may vary among geographies.
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
We track certain performance metrics, including Quarterly Paid Employers and Revenue per Paid Employer, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our long-term strategies. While we periodically implement new or enhanced information systems in order to better manage our business operations, align our global organizations and enable future growth, implementation of new business processes and information systems requires the commitment of significant personnel, training and financial resources, and entails risks to our business operations. If we do not successfully implement information systems improvements, or if there are delays or difficulties in implementing these systems, we may not realize anticipated productivity improvements or cost efficiencies, and may experience interruptions in service and operational difficulties, including our ability to effectively aggregate financial data and report operating results, and otherwise effectively manage our business. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.

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
Our ability to increase our Paid Employer base and achieve broader market acceptance of our marketplace will depend significantly on our ability to continue to expand our sales and marketing operations. We plan to continue to expand our sales force and to dedicate significant and increasing resources to sales and marketing programs. We are expanding our sales and marketing capabilities to target additional potential Paid Employers, including some larger organizations, but there is no guarantee that we will be successful in attracting and maintaining these businesses as users, and even if we are successful, these efforts may divert our resources away from and negatively impact our ability to attract and maintain our current Paid Employer base. All of these efforts will require us to invest significant financial and other resources. If we cannot find efficient ways to deploy our marketing spend or to hire, develop, and retain talented sales personnel in numbers required to maintain and support our growth, if our new sales personnel cannot achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our Paid Employer base and achieve broader market acceptance of our services could be harmed.
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
While we earned net income of $49.1 million, $61.5 million, and $3.6 million for the years ended December 31, 2023, 2022, and 2021, respectively, we have incurred significant net losses in the past, including net losses of $2.6 million and $2.1 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, we had an accumulated deficit of $7.6 million. We expect to incur additional expenses in connection with legal, accounting, and other administrative expenses related to operating as a public company in addition to ongoing stock-based compensation expense related to the vesting of our RSUs. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future periods. As a result, we may generate losses. We cannot ensure that we will continue to achieve profitability in the future or that we can sustain profitability.
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
Additionally, there is no guarantee that job seekers will use our mobile app rather than competing marketplaces. We are dependent on the interoperability of our mobile app with popular third-party mobile operating systems such as Apple’s iOS and Google’s Android, and their placement in popular app stores like the Apple App Store and Google Play Store, and any changes in such systems that degrade our apps’ functionality or give preferential treatment or app store placement to competitive apps could adversely affect the access and usage of our apps on mobile devices. If it is more difficult for employers and job seekers to access and use our app on their mobile devices, our growth and engagement levels could be harmed.
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
We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, AI, and information security. The regulatory framework for privacy, data protection and AI worldwide is uncertain and complex, and these or other actual or alleged obligations may be interpreted and applied in ways we do not anticipate or that are inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, processing, retention, security, or disclosure of the data of our employers and job seekers, employees, contractors, or others, or their interpretation, or any changes regarding the manner in which the express or implied consent of employers and job seekers for the collection, use, processing, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, which may be material or not cost-effective, and may limit our storage and processing of user data or develop new services and features.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, AI, and information security proposed and enacted in various jurisdictions. For example, in 2018, European legislators adopted the General Data Protection Regulation, or the GDPR, which imposes more stringent European Union, or EU, data protection requirements, and provides for significant penalties for noncompliance. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will continue to be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and may subject us to governmental investigations or enforcement actions, fines and penalties, claims, litigation, and reputational harm in connection with any European activities. Further, the United Kingdom, or the UK, has enacted the UK GDPR, which, together with the amended UK Data Protection Act 2018, or DPA, retains the GDPR in UK national law. Fines for certain breaches of the GDPR and the UK data protection regime are significant (e.g., fines for certain breaches of the GDPR or the UK GDPR are up to the greater of 20 million Euros (or 17.5 million GBP under the UK GDPR) or 4% of total global annual turnover).
Additionally, the California Consumer Privacy Act, or CCPA, which afforded new data privacy rights for consumers and new operational requirements for companies, came into force in 2020, and also provides for fines for noncompliance. The California Privacy Rights and Enforcement Act of 2020, or CPRA, which took effect on January 1, 2023, further expanded the CCPA with additional data privacy compliance requirements and rights for California consumers, and established a new regulatory agency dedicated to enforcing those requirements and issuing additional rulemaking, including with respect to cybersecurity audits, risk assessment, and automated decisionmaking technology. Comprehensive privacy legislation has also been enacted in more than one-third of U.S. states (with several states going into effect in the near future) and each imposes similar, but not identical, compliance obligations. In addition, several data privacy proposals (including proposed comprehensive legislation) are pending before U.S. federal and state legislative and regulatory bodies, which may impose significant obligations and restrictions. The effects of these laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, and increase our potential exposure to regulatory enforcement and/or litigation. Moreover, several U.S. jurisdictions are looking to regulate specific uses of AI. For example, New York City currently regulates the use of automated employment decision tools by employers and employment agencies, Utah regulates disclosures for the use of generative AI, and Colorado will soon regulate the use of high-risk AI. The costs of compliance with, and other burdens imposed by, the GDPR, the UK GDPR, the DPA, the CCPA, AI regulation, and others may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat, process, or store such information.
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
We had $550.0 million of indebtedness (excluding intercompany indebtedness) and $287.6 million available under our credit facility as of September 30, 2024. Our indebtedness could have important consequences, including:
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
As part of our business strategy, we may make investments in other companies, products, or technologies. For example, in July 2024, we acquired 100% of the outstanding share capital in Breakroom. Additionally, at any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any acquisition, investment, or business relationship may result in unforeseen or additional operating difficulties, risks, and expenditures. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions in the future, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by employers and job seekers. In addition, if we cannot successfully integrate such acquisitions, including the Breakroom acquisition, or the assets, technologies or personnel associated with such acquisitions, into our company, the anticipated benefits of any acquisition, investment, or business relationship may not be realized. Additionally, we may be exposed to unknown or additional risks and liabilities.
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
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of September 30, 2024, the holders of our outstanding Class B common stock beneficially owned approximately 23.2% of our outstanding common stock as a class and held approximately 85.8% of the voting power of our outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Ian Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
As of September 30, 2024, the board of directors has authorized us to repurchase up to $550.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. Approximately $25.8 million remains available for future repurchases under our $550.0 million share repurchase program as of September 30, 2024.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2024 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 to July 31, 2024	—	—	—
August 1, 2024 to August 31, 2024
Open market repurchases	1,943	$8.79	1,943
September 1, 2024 to September 30, 2024
Open market repurchases	586	$9.39	585
Total	2,529			$25,815
____________
(1)The board of directors has authorized us to repurchase up to $550.0 million of our common stock under our share repurchase program, of which, as of September 30, 2024, $524.2 million had been utilized. The remaining $25.8 million in the table represents the amount available to repurchase shares under the share repurchase program as of September 30, 2024. We may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors. For more information, see Note 10 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2024, the following individuals serving as a director and/or an officer (as defined in Rule 16a-1(f) of the Exchange Act) of our company adopted or terminated a trading plan for the purchase or sale of our securities as described in Item 408 of Regulation S-K. The material terms of these plans, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the “Rule 10b5-1 Plans”), are as follows:
•On September 9, 2024, The Siegel Family Trust dtd 11/7/2005, affiliated with Ian Siegel, our Chief Executive Officer, adopted a Rule 10b5-1 Plan for the potential sale of up to 703,452 shares of common stock. The plan’s expiration date is December 22, 2025.

•On September 10, 2024, Amy Garefis, our Executive Vice President, Chief People Officer, adopted a Rule 10b5-1 Plan for the potential sale of up to 163,306 shares of common stock. The plan’s expiration date is March 31, 2026.
•On September 11, 2024, Ryan Sakamoto, our Executive Vice President, Chief Legal Officer, adopted a Rule 10b5-1 Plan for the potential sale of up to 71,575 shares of common stock. The plan’s expiration date is March 31, 2026.
•On September 12, 2024, The Yarbrough Family Trust, affiliated with Timothy Yarbrough, our Executive Vice President, Chief Financial Officer, adopted a Rule 10b5-1 Plan for the potential sale of up to 292,027 shares of common stock. The plan’s expiration date is March 31, 2026.
•On September 13, 2024, David Travers, our President, adopted a Rule 10b5-1 Plan for the potential sale of up to 423,290 shares of common stock. The plan’s expiration date is December 31, 2025.
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

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation, as amended.	10-Q	001-40406	3.1	8/07/2024
3.2	Amended and Restated Bylaws.	8-K	001-40406	3.1	4/27/2023
10.1	Augmenting Lender Supplement, dated as of July 8, 2024, by and among ZipRecruiter, Inc., Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-40406	10.1	8/07/2024
10.2	Office Lease, dated as of October 15, 2024, between SMBP LLC and ZipRecruiter, Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.	X

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on November 6, 2024.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer

By:	/s/ Timothy Yarbrough
Timothy Yarbrough
Executive Vice President, Chief Financial Officer