Form 10-K
period 2024-12-31
ZIPRECRUITER, INC.
filed 2025-02-25
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, was $652.9 million (based on the closing price for the shares of the registrant’s common stock as reported by the New York Stock Exchange on June 28, 2024). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 75,882,788 shares of Class A common stock outstanding and 22,633,316 shares of Class B common stock outstanding as of February 18, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2025. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2024.

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
Strong Financial Results. The combination of the scale on both sides of our marketplace, our efficient and highly flexible go-to-market strategy and intelligent use of technology has resulted in strong financial results. For the year ended December 31, 2024, our revenue was $474.0 million and we had a net loss of $12.9 million and Adjusted EBITDA of $78.0 million. For the year ended December 31, 2023, our revenue was $645.7 million and we generated net income of $49.1 million and Adjusted EBITDA of $175.3 million. Adjusted EBITDA is a financial measure not presented in accordance with generally accepted accounting principles, or GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of net income (loss) to Adjusted EBITDA, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics and Non-GAAP Financial Measures.”

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
•Face-to-face interactions. Our product allows employers to schedule interviews with candidates vetted by our matching technology within hours of posting a job, shortening the time it takes to find and hire great talent.

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
•Application updates. Our technology notifies job seekers when an employer either views their application or gives them a “thumbs up” rating. This addresses a primary complaint we hear from job seekers: applying to a job and then hearing nothing back.

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
Our Competition
Hiring is a vast, competitive, and highly fragmented market. We compete in varying degrees with other online job sites including CareerBuilder and Monster, Craigslist, Glassdoor, Indeed, LinkedIn and hundreds of others.
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
1 Based on job seeker app ratings as of January 2025 from AppFollow for ZipRecruiter, CareerBuilder, Glassdoor, Indeed, LinkedIn, and Monster.

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
Our Employees and Human Capital Resources
As of December 31, 2024, we employed 1,000 individuals across the United States, the United Kingdom, Canada and Israel. We also engage independent contractors and consultants. We have efficiently operated and adapted as a remote and hybrid workforce since the beginning of 2020; however, we maintain office spaces for in-person work in Santa Monica, California, Palo Alto, California, Phoenix, Arizona, London, the United Kingdom, and Tel Aviv, Israel. Collectively, we view our team as our greatest asset, and we take great pride in having been recognized by companies such as Comparably and Newsweek for various awards including “Best Company Culture”, “Best Place to Work,” and “Newsweek’s Top 100 Most Loved Workplaces” to name a few.
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
•We embrace inclusion and belonging. We believe our company is strengthened by a culture that embraces inclusion. We create a safe space for all employees to feel heard, included and like they belong. Our employee-led and executive-sponsored Employee Resource Groups are highly active and create communities for employees, regardless of background, to engage in. Our commitment to inclusion and belonging is aligned with our mission to actively connect people from all backgrounds to their next great opportunity.
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
We have engineers, product managers and data scientists in the United States, Israel, the United Kingdom, and Canada. We intend to continue to invest in our technology capabilities as we further build out a category-defining marketplace for job seekers and employers.
Regulatory Matters
We are subject to many varying laws and regulations in the United States, Canada, the European Union, the United Kingdom, Israel and throughout the world, including those related to privacy, data protection, AI (including machine learning), content regulation, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, health and safety, employment and labor, product liability, accessibility, competition, and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm or require us to change our current or future business and operations. In addition, it is possible that certain governments may seek to block or limit our products and services or otherwise impose other restrictions that may affect the accessibility or usability of any or all of our products and services for an extended period of time or indefinitely.
Data Privacy and Security Laws
We receive, collect, use, store, transfer, and process the personal information of job seekers, employers and other users of our website and services, our employees, service provider representatives and others across the world. We are therefore subject to various federal, state and international laws and regulations relating to the privacy, security and protection of personal information in the United States, Canada, the European Union, the United Kingdom, Israel, and throughout the world.
These laws often require companies to implement specific information security controls to protect certain types of personal information and/or impose specific requirements relating to the collection or processing of such information, and we have implemented different security measures, policies and processes designed to protect such information. At a federal level in the United States, our processing of personal information is primarily regulated through the Federal Trade Commission Act, and numerous states have implemented their own comprehensive data privacy laws (e.g., the California Consumer Privacy Act) or have pending data privacy legislation which impose additional obligations and restrictions. Canada’s Personal Information Protection and Electronic Documents Act states principles for the businesses to adhere to in processing and storing personal information, and certain Canadian provinces have similar comprehensive privacy laws that apply to companies operating within those provinces. We are also subject to privacy, data protection, and security laws in Europe, including the EU General Data Protection Regulation, the UK General Data Protection Regulation and the UK Data Protection Act. Further, we are subject to laws, rules, regulations, and other obligations regarding cross-border transfers of personal information, including laws relating to the transfer of personal information outside the EEA and the UK, and the use of cookies and e-marketing activities.
Privacy and security laws are continuously evolving, and may be interpreted, applied, created or amended in a manner that could harm or require us to change our current or future business and operations. Legal requirements relating to the data privacy and security continue to evolve, and regulatory scrutiny in this area continues to increase around the world as various regulators and lawmakers continue to call for greater regulation of the collection and processing of personal information, as well as restrictions for certain targeted advertising practices.
These changes, and the uncertainty created by the continuous evolution of the regulatory environment, implicate aspects of our corporate governance, risk management practices, public disclosures, environmental, social and governance related issues, AI and cybersecurity. For further information on the privacy and security laws that we are subject to, see the risk factor titled “Changes in laws or regulations relating to data privacy or the protection, collection, storage, processing, transfer, or use of personal data, or AI, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could adversely affect our business”.
Seasonality
For a discussion of the seasonality of our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Performance—Seasonality.”
Intellectual Property
The protection of our intellectual property and proprietary technologies is an important aspect of our business. We seek to protect our intellectual property rights and proprietary technologies through trademark, copyright and trade secret laws, as well as through confidentiality and invention assignment agreements with our employees, contractors and other third parties with whom we have a relationship in order to control access to, and clarify ownership of, our proprietary intellectual property and information.
As of December 31, 2024, ZipRecruiter, Inc. owned three U.S. and 20 international trademark registrations for the trademark “ZIPRECRUITER” and Poplar Technologies Ltd. had one U.S. trademark application and owned two international trademark registrations for the trademark “BREAKROOM”. We also own numerous domain names, including “www.ziprecruiter.com” and “www.breakroom.cc”. We do not currently own any patents. We consistently review our branding strategies and technology to assess the existence and registrability of new intellectual property.
We rely in part on trade secrets and confidential information to develop and maintain our competitive position. We seek to protect our trade secrets and confidential information through a variety of methods, including strict access control procedures and confidentiality agreements with employees, contractors and other third parties who may have access to our proprietary information. We also require employees to sign invention assignment agreements with respect to inventions arising from their employment, and strictly control access to our proprietary technology.
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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, can be obtained free of charge from our website at www.ziprecruiter-investors.com/financials/sec-filings. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also use our Investor Relations page on our website at www.ziprecruiter.com, press releases, public conference calls, public webcasts, X feed (@ZipRecruiter), Facebook page, and LinkedIn page as means of disclosing material information and for complying with our disclosure obligations under Regulation FD. The information contained on, or that can be accessed through, any website reference herein is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K, and the inclusion of such website addresses is as inactive textual references only.
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
There has been volatility in financial markets as a result of a number of factors, including, but not limited to, banking instability, global conflict, including the wars in Ukraine and the Middle East, inflation, changes in interest rates, and volatile markets. There is a risk that as a result of these macroeconomic factors, we could continue to experience declines in all, or in portions, of our business. Economic uncertainty may cause some of our current or potential employers to curtail spending in our marketplace and may ultimately result in cost challenges to our operations. For example, our employers, including those of our employers that are banks, may be adversely affected by any bank failure or other event affecting financial institutions. Any resulting adverse effects to our employers’ liquidity or financial performance could reduce the demand for our services or affect our allowance for expected credit losses and collectability of accounts receivable. In addition, any significant changes to U.S. trade policies, treaties or tariffs, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. These adverse conditions could result in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by decreased demand for job postings and our services. If general economic conditions significantly deviate from present levels, our business, financial condition, and operating results could be adversely affected.

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
We also compete with companies that utilize emerging technologies and assets, such as large language models (LLMs), machine learning, and other types of AI. These competitors may offer products and services that may, among other things, provide automated alternatives to the services that employers or job seekers would otherwise seek from ZipRecruiter, use machine learning algorithms to connect employers with job seekers more effectively than we do, or otherwise change the way that employers engage with job seekers or the way job seekers find work so as to make our marketplace less attractive. We may face increased competition from these competitors as they mature and expand their capabilities.
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
As the usage of our marketplace grows, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to operate our marketplace. If we cannot continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, it may adversely affect our user experience. We also rely on third-party software and infrastructure, including the infrastructure of the internet, to provide our marketplace. Any failure of or disruption to this software and infrastructure, whether intentionally or unintentionally or due to our activities or those of our vendors or other third parties, could also make our marketplace unavailable to our users. If our marketplace is unavailable to our subscribers or job seekers for any period of time, our business could be adversely affected.
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
Our ability to increase revenue and profitability depends, in part, on widespread acceptance and utilization of our marketplace by businesses of all sizes and types. Because our customers reflect a wide variety of businesses, we face a variety of challenges, including but not limited to, pricing pressure, cost variances and marketing strategies that vary based on the business type and size, varying lengths of sales cycles, and less predictability in completing some of our sales. For example, some of our larger prospective customers may need us to provide greater levels of education regarding the use and benefits of our marketplace and services, because the prospective customer’s decision to use our marketplace and services may be a company-wide decision. We are in the early stages of developing the analytical tools that will allow us to determine how prospective customers can be most effectively directed within, and addressed by, our sales organizations. As a result, we may not always approach new opportunities in the most cost-effective manner or with the most appropriate resources. Developing and successfully implementing these tools will be important as we seek to efficiently capitalize on new and expanding market opportunities. In addition, because we are a relatively new company with a limited operating history when compared to some of our existing competitors, our target employers and job seekers may prefer to use offerings from more established competitors that are more tailored to their specific requirements.
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
Our future success also depends on our continuing ability to attract, train, and retain highly skilled personnel, including software engineers and sales personnel. We face intense competition for qualified personnel from numerous software and other technology companies. This competition for highly skilled personnel is especially intense in the regions where we have significant operations, and we may incur significant costs to attract and retain them. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. We may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. In addition, in a tight labor market, we may experience increased difficulty in hiring and retaining, or increased costs in attracting and retaining, highly skilled personnel, or we may lose new employees to our competitors or other technology companies at a greater rate. To the extent we move into new geographies, we would need to attract and recruit skilled personnel in those areas. Moreover, remote work opportunities could negatively impact our ability to recruit or retain talent, particularly in light of our workforce historically being concentrated largely in the Los Angeles and Phoenix metropolitan areas. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or equity awards declines, it may adversely affect our ability to retain highly skilled employees. If we cannot attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected.
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
•network outages or security breaches;
•general economic, industry and market conditions, including inflationary pressures, a volatile interest rate environment, increasing borrowing costs, actual or perceived instability in the global banking industry and the impacts therefrom, cybersecurity incidents, the U.S. presidential and other federal, state, and local elections, and the impacts of the wars in Ukraine and the Middle East;
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
We believe that our corporate culture has been a key contributor to our success. If we do not continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need to support our growth. As our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success. Furthermore, we have instituted, and may again in the future institute, restructuring plans, such as the one enacted in May 2023, which may result in increased attrition beyond our intended reduction in force, reduce employee morale, and negatively impact employee recruiting and retention. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be harmed.
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
Our success is directly dependent on our employers’ demands for talent. As technology continues to evolve, more tasks historically performed by people have been and may continue to be replaced by automation, robotics, AI, including machine learning, and other technological advances outside of our control. This trend poses a risk to the job posting and distribution industry as a whole, particularly in lower-skill job categories that may be more susceptible to such replacement.
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
While we earned net income of $49.1 million and $61.5 million for the years ended December 31, 2023 and 2022, respectively, we incurred a net loss of $12.9 million for the year ended December 31, 2024 and have incurred significant net losses in the past. As of December 31, 2024, we had an accumulated deficit of $18.4 million. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to regain or maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that we can sustain profitability.
We rely on Amazon Web Services, or AWS, to host our marketplace, and any disruption of service from AWS or material change to our arrangement with AWS could adversely affect our business.
We currently host our marketplace and support most of our operations using AWS, a provider of cloud infrastructure services. We do not control the operations of AWS’s facilities. AWS’s facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events or could be subject to break-ins, cybersecurity incidents (including unauthorized access to or other compromise of information technology systems and data stored therein), sabotage, intentional acts of vandalism, and other misconduct. The occurrence of any of these events, a decision to close the facilities or cease or limit providing services to us without adequate notice, or other unanticipated problems could result in interruptions to our marketplace, which may be lengthy. Our marketplace’s continuing and uninterrupted performance is critical to our success and employers and job seekers may become dissatisfied by service interruption. Sustained or repeated system failures could reduce the attractiveness of our marketplace to employers and job seekers, cause employers and job seekers to decrease their use of or stop using our marketplace, and adversely affect our business. Moreover, negative publicity from disruptions could damage our reputation.
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
Our business involves the storage, processing, and transmission of proprietary, confidential, and personal information, and relies on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business, or IT Systems. We own and manage some of these systems but also rely on the use of third-party partners and vendors for a range of IT Systems, who also store, process, and transmit user information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel, website visitors and other individuals we interact with. We have previously experienced multiple data security incidents involving the unauthorized access to personal information of job seekers utilizing our services (including their resumes) as well as affecting our business clients’ accounts, some of which have required us to notify affected individuals and/or regulators. There are no assurances that other data security incidents will not occur in the future. These incidents and any future data security breach that we or our vendors and third-party partners experience, such as those caused through hacking, social engineering, phishing, insufficient end-user or customer account controls and/or security measures, including user or customer account takeovers, credential stuffing, malware (including ransomware), malfeasance by insiders, human or technological error, as a result of malicious code embedded in software, physical or electronic-break-in, weakness resulting from intentional or unintentional service provider actions, or other data privacy or security incident, whether intentionally or unintentionally caused by us or by third parties could result in: unauthorized access to, misuse of, or unauthorized acquisition of IT Systems and our, our personnel’s, our users’, or our customers’ data; the loss, corruption, or alteration of this data; interruptions in our operations; unavailability of our website and applications; or damage to our computers or systems or those of our users. Any of these could expose us to claims, litigation, fines, other potential liability, and reputational harm, and materially impact our operations, business and financial results. Moreover, we have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or are similarly susceptible to the risks described above, which exposes us to significant cybersecurity, operational, and financial risks.
An increasing number of online services have also disclosed security breaches, some of which involved sophisticated and highly targeted attacks. As threat actors become increasingly sophisticated in using techniques and tools (including AI) that circumvent security controls, evade detection and remove forensic evidence, we may be unable to protect the confidentiality, integrity and/or availability of our IT Systems or confidential information, and may not be able to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT systems, confidential information or business. Further, as our profile and name recognition increase, we may be targeted more frequently. Additionally, malware, viruses, social engineering (including business email compromise), and general hacking in our industry have become more prevalent and more complex. Further, due to the shift to remote and hybrid work, there is an increased risk that we may experience cybersecurity related incidents, including breaches of IT Systems security, as a result of our employees, service providers, and third parties working remotely on less secure systems. Threat actors are becoming increasingly sophisticated in using techniques and tools (including AI) to obtain unauthorized access, disable or degrade service, sabotage systems, or otherwise circumvent security controls, evade detection and remove forensic evidence, and these techniques change frequently and often are not foreseeable or recognized until launched against a target. As a result, we and our third-party partners and vendors may be unable to anticipate these techniques, implement adequate preventative measures, or investigate, remediate and recover from incidents. If an actual or perceived breach of our or our third-party partners’ or vendors’ security or privacy or other data privacy or security incident occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business.
Data security breaches and other data privacy and security incidents may also result from non-technical means, for example, through human error. Any such security compromise could result in a violation of applicable data privacy, security, breach notification and other laws, regulatory or other governmental investigations, enforcement actions, litigation, and legal and financial exposure, including potential contractual liability. We may need to expend significant resources to protect against, and to address issues created by, security breaches and other privacy and security incidents. These liabilities may exceed the amounts covered by our insurance or our insurance coverage may not extend to or be adequate for liabilities actually incurred, or our insurance may not continue to be available to us on economically reasonable terms, or at all. Any such compromise could also result in damage to our reputation, a loss of confidence in our security measures, and an adverse impact our business.
Changes in laws or regulations relating to data privacy, the protection, collection, storage, processing, transfer, or use of personal data, the use of AI, or consumer protection, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could adversely affect our business.
We receive, collect, store, process, transfer, and use personal information and other user data. There are numerous federal, state, local, and international laws and regulations regarding data privacy, data protection, AI (including machine learning), information security, and the collection, storing, sharing, use, transfer, disclosure, protection, and other processing of personal information and other content, and consumer protection. The scope of these laws and regulations is changing, subject to differing interpretations, and may be inconsistent among countries or between U.S. states, or conflict with other laws and regulations.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, AI, and information security proposed and enacted in various jurisdictions. For example, in 2018, European legislators adopted the General Data Protection Regulation, or the GDPR, which imposes more stringent European Union, or EU, data protection requirements, and provides for significant penalties for noncompliance. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will continue to be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and may subject us to governmental investigations or enforcement actions, fines and penalties, claims, litigation, and reputational harm in connection with any European activities. Further, the United Kingdom, or the UK, has enacted the UK GDPR, which, together with the amended UK Data Protection Act 2018, or DPA, retains the GDPR in UK national law. Fines for certain breaches of the GDPR and the UK data protection regime are significant (e.g., fines for certain breaches of the GDPR or the UK GDPR are up to the greater of 20 million Euros (or 17.5 million GBP under the UK GDPR) or 4% of total global annual turnover), and since we are under the supervision of relevant data protection authorities in both the EU and the UK, we may be fined under both the GDPR and the UK GDPR for the same breach.
Additionally, the California Consumer Privacy Act, or CCPA, which afforded new data privacy rights for consumers and new operational requirements for companies, came into force in 2020, and also provides for fines for noncompliance. The California Privacy Rights Act, or CPRA, which took effect on January 1, 2023, further expanded the CCPA with additional data privacy compliance requirements and rights for California consumers, and established a new regulatory agency dedicated to enforcing those requirements and issuing additional rulemaking, including with respect to cybersecurity audits, risk assessment, and automated decisionmaking technology. Comprehensive privacy legislation has also been enacted, and taken effect or is soon going into effect, in more than one-third of U.S. states (with several states going into effect in the near future) and each imposes similar, but not identical, compliance obligations. Similar laws have been proposed in many other states and at the federal level as well, which may impose significant obligations and restrictions. The effects of these laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, and increase our potential exposure to regulatory enforcement and/or litigation.
Moreover, several U.S. and European jurisdictions are looking to regulate specific uses of AI. For example, New York City currently regulates the use of automated employment decision tools by employers and employment agencies, Utah regulates disclosures for the use of generative AI, and Colorado will soon regulate the use of high-risk AI (which definition includes an AI system that is a substantial factor in making a decision that has a significant effect on employment or employment opportunities). California has also enacted seventeen new laws in 2024 that further regulate use of AI and machine learning technologies, or AI Technologies, and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI and the types of data used to train such models.
In the EU, the Artificial Intelligence Act, or the EU AI Act, entered into force in August 2024. The EU AI Act seeks to create a establishing a comprehensive legal framework for the regulation of AI systems across the EU. The majority of obligations under the EU AI Act expected to take effect in August 2026. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the EU, including, for certain types of AI systems, requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. Failure to comply with such laws or regulations could subject us to legal or regulatory liability. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
The regulatory framework for AI Technologies has also already shifted significantly as the technology continues to evolve. For example, in the United States, the Trump administration in early 2025 rescinded an executive order relating to the safe and secure development of AI Technologies that was previously implemented by the Biden administration in 2023. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance with old frameworks.
We are also subject to different consumer protection laws, including the FTC’s recently implemented “Click-to-Cancel” rule that prohibits covered businesses from, amongst other things, impeding consumers (including in business-to-business transactions) from canceling recurring subscriptions and memberships, failing to clearly and conspicuously disclose material terms prior to obtaining an individual’s billing information, and failing to obtain express informed consent before charging the individual. While the grace period for compliance ends on May 14, 2025, legal challenges to the rule may result in modifications to the rule or delays in enforcement, or result in the rule being rescinded altogether. We face risks if we cannot comply with the rule, and because the outcome of the legal challenge remains uncertain, we may incur compliance costs or make changes to our business practices that are ultimately not required.
The costs of compliance with, and other burdens imposed by, the GDPR, the UK GDPR, the DPA, the CCPA, consumer protection requirements and other laws and regulations may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat, process, or store such information or offer our products and services.
Further, in July 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management in Annual Reports on Form 10-K and the disclosure of material cybersecurity incidents in Current Reports on Form 8-K within four business days of determining an incident is material.
Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to employers and job seekers, employees, contractors, or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, consumer protection, AI, or information security may result in governmental and regulatory investigations or enforcement and/or assessment notices (for a compulsory audit), orders to cease or change our processing of our data, litigation, claims (including representative actions and other class action type litigation, where individuals have suffered harm), or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our employers and job seekers to lose trust in us, and otherwise have an adverse effect on our reputation and business. Furthermore, the costs of compliance with such laws, regulations and policies may limit the adoption and use of, and reduce the overall demand for, our marketplace.
Our business uses AI Technologies, and the deployment, use and maintenance of these technologies involve significant technological and legal risks.
We use AI Technologies throughout our business and are making significant investments in this area. For example, we use AI Technologies within our platform to actively connect employers and job seekers, and to help retrieve and appropriately display search results. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if the models underlying these AI Technologies are: (i) incorrectly designed or implemented; (ii) trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; (iii) used without sufficient oversight and governance to ensure their responsible use; and/or (iv) adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
We are in varying stages of development in relation to our products and internal business processes involving AI Technologies. The continuous development, maintenance and operation of our AI Technologies is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. We may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational and market factors. Our efforts to develop proprietary AI models could increase our operating costs. Our ability to develop proprietary AI models may be limited by our access to processing infrastructure or training data, and we may be dependent on third-party providers for such resources. Further, our ability to continue to develop or use such technologies may be dependent on access to specific third-party software, services and infrastructure, such as processing hardware, and we cannot control the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment.
In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties in our technologies and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third-party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
In particular, we incorporate generative AI Technologies (i.e., AI Technologies that can produce and output new content, software code, data and information) into our services and internal business practices. There is a risk that generative AI Technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results, all of which could harm our reputation, business, or customer relationships. While we take measures designated to ensure the accuracy of such AI-generated content, those measures may not always be successful, and in some cases, we may need to rely on end users to report such inaccuracies. In addition, we may experience difficulties in enforcing the intellectual property rights in output generated by generative AI Technologies. The United States Copyright Office has previously denied copyright protection for content generated by AI Technologies, and the United States Patent and Trademark Office has similarly stated that an AI tool cannot be an “inventor” of a patent, rendering it impossible to obtain patent protection for inventions created solely by AI Technologies.
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
We and our employers and job seekers are subject to a wide variety of foreign and domestic laws. Laws, regulations, and standards governing issues that may affect us, such as employment, payments, whistleblowing and worker confidentiality obligations, intellectual property, consumer protection, content moderation practices, taxation, privacy, data security, AI, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, modern slavery obligations, background checks, and escheatment are often complex and subject to varying interpretations, and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies. Many of these laws do not contemplate or address the unique issues of the internet, mobile, and related technologies. Other laws and regulations in response to internet, mobile, and related technologies may also be adopted, implemented, or interpreted to apply to us and other online services marketplaces or our users. Likewise, these laws affect our users, and their application, or uncertainty around their application, may affect demand for our marketplace.
Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court’s decision could significantly impact consumer protection, advertising, privacy, AI, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply.
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
•potential challenges arising from strained foreign relations or geopolitical tensions, which could lead to regulatory hurdles, trade barriers, or reputational harm; and
•other costs of doing business internationally.
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
In order to use our marketplace, employers, job seekers, and, to a lesser extent, other third parties including advertisers, partners, and our own employees, entrust us to collect, use, and store their personal information. Our ability to leverage this information and to effectively and efficiently provide our services, including by communicating electronically and otherwise with employers and job seekers of our marketplace, is critical to our business. By way of example, our services may include the sending and receiving of emails, SMS/text messages, in-platform messages, and push notifications on mobile devices. Certain federal, state and foreign government bodies and agencies have adopted, and others are considering adopting, or may adopt in the future, laws, standards and regulations regarding the collection, use, transfer, storage and disclosure of personal information obtained from consumers, customers, employees, and other individuals, the conditions under which businesses may communicate with such individuals and other third parties. A perception or determination that we have violated laws or other legal requirements relating to our communications, such as the Telephone Consumer Protection Act (TCPA), could also result in claims against us (including class actions), which could be costly to litigate, whether or not they have merit, and could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business. In addition, the costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our employers and job seekers may limit the use of our marketplace and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Moreover, third-party gatekeepers and service providers and their interpretation and application of privacy and data protection laws, rules, regulations, and best practices, may limit, disrupt, or require alteration of our operations, service offerings, and ability to communicate with and among employers and job seekers, and may adversely affect our business.
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
Our success depends in large part on our proprietary technology and other intellectual property rights, or IPR. We currently rely on a combination of copyright, trademark, trade secret, and unfair competition laws, as well as confidentiality agreements and procedures and licensing arrangements, to establish and protect our IPR. We have devoted substantial resources to the development and protection of our IPR. As a part of our efforts to protect our IPR, we require employees and contractors who may be involved in the creation or development of intellectual property to enter into invention assignment agreements assigning ownership of such IPR to us. To protect our proprietary technologies and information, we rely in part on trade secret laws and confidentiality agreements with our employees, licensees, independent contractors, commercial partners, and other third parties with whom we have a relationship. While these agreements will give us contractual remedies upon any unauthorized use or disclosure of our IPR or proprietary information, these agreements may not effectively prevent disclosure or use of our IPR or proprietary information, and we cannot guarantee that we will be able to detect such unauthorized disclosures or use.
We have filed trademark and copyright applications to protect certain aspects of our IPR; however, we cannot guarantee that we will be successful in registering our trademarks or copyrights. Additionally, the process of obtaining protection for trademarks, copyrights and other IPR is expensive and time-consuming, and we may not be able to successfully register all necessary or desirable trademark and other IPR applications at a reasonable cost or in a timely manner. Moreover, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our IPR as fully as in the United States, and it may be more difficult for us to successfully challenge the unauthorized use of our IPR by other parties in these countries. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our IPR, and our failure or inability to obtain or maintain IPR protection or otherwise protect our IPR could adversely affect our business.
We may in the future be subject to intellectual property infringement claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other IPR of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights.
Further, from time to time, we may receive letters from third parties alleging that we are infringing upon their IPR or inviting us to license their IPR. We could also be subject to claims based upon the content that is accessible from our website through links to other websites, or information on our website supplied by third parties or claims that our collection of information from third-party sites without consent violates certain federal or state laws or website terms of use. Successful infringement claims against us could result in significant monetary liability, prevent us from selling some of our products and services, or require us to change our branding. In addition, resolution of claims may require us to redesign our products, license rights from third parties at a significant expense, or cease using those rights altogether. As we face increasing competition and gain an increasingly high profile, the likelihood of intellectual property infringement claims against us has grown and will likely continue to grow. While it is our policy to protect and defend our IPR, we cannot predict whether steps taken by us to protect our intellectual property will be adequate to prevent infringement, misappropriation, dilution or other violations of our IPR. Additionally, we may in the future bring claims against third parties for infringing our IPR. Costs of supporting such litigation and disputes may be considerable, and there can be no assurances that a favorable outcome will be obtained. Intellectual property infringement, trade secret misappropriation, and other intellectual property claims and proceedings brought by or against us, whether successful or not, could require significant attention of our management and resources and have in the past and may in the future result in substantial costs, harm to our brand, and have an adverse effect on our business.
We use open source software in our services and will continue to use open source software in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code, and such open source software may not be regularly maintained and updated in order to contain and patch possible security vulnerabilities. To the extent that our services depend upon the successful operation of open source software, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our platform, delay new solutions introductions, result in a failure of our platform, and injure our reputation. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with such open source software in a certain manner, we could, under certain open source licenses, be required to release or license the source code of our proprietary software to the public. Although we monitor our use of open source software to avoid subjecting our platform to conditions we do not intend, we cannot assure that our processes for controlling our use of open source software in our platform will be effective.
We rely on products, technologies and intellectual property that we license from third parties for use in our services, and that may not be easily replaceable. We cannot assure that these third-party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. We also cannot be certain that our licensors are not infringing the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms for use of such technology, our ability to develop and offer our products and services containing that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition and results of operations.
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
Furthermore, the Inflation Reduction Act imposes a 1% non-deductible excise tax on the fair market value of any stock repurchased by a publicly traded domestic corporation during any taxable year, with the fair market value of such repurchased stock reduced by the fair market value of certain stock issued by such corporation during such taxable year. Beginning in 2023, this tax applies to our share repurchase program as described in the below risk factor titled “Our share repurchase program could affect the price of our Class A common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our Class A common stock.”
Other Risks Related to Our Business
Our business is subject to the risk of earthquakes, fire, power outages, floods, public health crises, including pandemics, and other catastrophic events, and to interruption by man-made problems such as terrorism.
Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, public health crises such as global pandemics, and similar events. Additionally, the third-party systems and operations, such as the data centers and online services we use in our company operations, are subject to similar risks. Our insurance policies may not cover losses from these events or may provide insufficient compensation that does not cover our total losses. To the extent a significant public health threat, or the related macroeconomic impacts, has an impact on our business, results of operations, and financial condition, it is likely also to have the effect of heightening many of the other risks described in this “Risk Factors” section. Such events have impacted, and could in the future impact, demand for products sold in our marketplace, which in turn could adversely affect our revenue and results of operations. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our business or the economy as a whole. A significant portion of our technology team is located in Israel, which is located in a region of the world that historically has experienced elevated levels of geopolitical instability (see “—We face risks associated with having operations and employees located in Israel” above for additional information regarding risks related to our operations in Israel). Our corporate offices and our primary data center facilities are located in California, a state that frequently experiences earthquakes and wildfires, such as the wildfires which occurred in the Los Angeles area in January 2025. We may not have sufficient protection or recovery plans. As we rely heavily on our data center facilities, computer and communications systems, and the internet to conduct our business and provide high-quality user service, these disruptions could negatively impact our ability to run our business.
Our indebtedness could adversely affect our liquidity and financial condition.
We had $550.0 million of indebtedness (excluding intercompany indebtedness) and $286.6 million available under our credit facility as of December 31, 2024. Our indebtedness could have important consequences, including:
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
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We are required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting. We have not identified any material weaknesses in our internal control over financial reporting during 2024, 2023, and 2022. However, to maintain and, if required, improve our disclosure controls and procedures, and internal control over financial reporting to meet the standards of the Sarbanes-Oxley Act, additional and potentially significant resources and management oversight may be required.
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
The rules and regulations applicable to public companies, and stockholder litigation brought against recently public companies, have made it more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage.
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
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of December 31, 2024, the holders of our outstanding Class B common stock beneficially owned approximately 23.0% of our outstanding common stock as a class and held approximately 85.7% of the voting power of our outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Ian Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
As of December 31, 2024, the board of directors has authorized us to repurchase up to $650.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. Approximately $123.1 million remains available for future repurchases under our $650.0 million share repurchase program as of December 31, 2024.
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
We take that responsibility very seriously and our processes are intended to maintain high standards of governance. Our board of directors provides oversight of risk management issues, including information security and data privacy. Our board of directors is actively involved in oversight of our risk management, and cybersecurity represents an important component of our overall approach to enterprise risk management, or ERM. The audit committee of our board of directors is regularly updated by management and reviews cybersecurity and other information technology risks, controls, and procedures on a regular basis.
Our cybersecurity policies, standards, processes, and practices reflect our business and risks, take into account recognized frameworks (such as those established by the National Institute of Standards and Technology, the International Organization for Standardization, and other applicable industry standards), and are reviewed and updated based on the specific requirements of our business. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we take into account these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
In general, we address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, security, and availability of the information that we collect and store and by taking steps to proactively identify, prevent, and mitigate cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
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
Collaborative Approach and Implementation of Best Practices: We have implemented a cross-functional approach designed to identify, prevent, and mitigate cybersecurity threats and incidents alongside controls and procedures intended to provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. For example, through the AppSec Guild, we establish and promote development practices, policies, procedures, and technical designs intended to develop secure outward facing products and systems. Our Security Operations team helps to provide information technology security and oversight for corporate infrastructure and systems, and engages in cybersecurity incident response and management. Together, these groups work to establish a tiered posture intended to reflect best practices and protect us from cybersecurity threats.
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
Third-Party Risk Management: We maintain a risk-based approach designed to identify and oversee cybersecurity risks presented by third parties, including vendors, service providers, and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. We perform security vetting for all new applicable third-party vendors and service providers, and conduct security reviews of applicable existing third-party vendors and service providers on an ongoing basis.
Ongoing Employee Training: We provide regular, mandatory security awareness training and phishing simulation for our employees regarding cybersecurity threats as a means designed to equip our personnel with effective tools to identify and address cybersecurity threats.
Additional information on our policies, procedures, and safeguards can be found in our Security and Compliance webpage (https://www.ziprecruiter.global/en/security).
We engage in the periodic assessment and testing of our policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents, as appropriate. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. For example, ZipRecruiter has completed a third-party SOC 2 Type 2 audit, works with independent security researchers through its private bug bounty program, and conducts annual penetration testing using a third-party security tester. The results of such assessments, audits, and tests are regularly reviewed, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews. In addition, we use external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes.
Governance
Our board of directors, in coordination with our audit committee, oversees our ERM, including the management of risks arising from cybersecurity threats. Our audit committee receives regular presentations and reports on cybersecurity, privacy, and compliance, which address a wide range of topics including recent developments, evolving standards, the threat environment, technological trends, and information security considerations arising with respect to our peers and third parties. Our audit committee also receives prompt and timely information regarding any cybersecurity incident that meets certain thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Our CTO is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our CTO has served in various roles in information technology for over 25 years, including serving as the CTO of two large companies, and holds a master’s degree in Computer Science. Our CTO works collaboratively with our Security Operations team, AppSec Guild, and VP, Corporate Counsel to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management, multidisciplinary teams throughout our company are utilized to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, our Security Operations team monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to our Legal Team when appropriate.
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
Item 2. Properties
Our corporate headquarters are located in Santa Monica, California, where we currently lease approximately 45,000 square feet under an agreement that expires in May 2025. In October 2024, we entered into a lease agreement for approximately 25,000 square feet of office space in Santa Monica, California, expected to commence in June 2025. We intend to use the space for our new corporate headquarters, after the lease for our current corporate headquarters expires. We also lease facilities in Palo Alto, California, Phoenix, Arizona, London, the United Kingdom, and Tel Aviv, Israel. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.
Item 3. Legal Proceedings
Refer to the disclosure under the heading “Legal Matters” in Note 12 – Commitments and Contingencies to the audited financial statements included in this report for legal proceedings. From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities.
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
Holders of Record
As of February 18, 2025, the approximate number of Class A and Class B common shareholders of record was 894 and 7, respectively. A substantially greater number of ZipRecruiter common shareholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 31, 2024 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2024 to October 31, 2024	—	$—	—
November 1, 2024 to November 30, 2024
Open market repurchases	221	$8.95	221
December 1, 2024 to December 31, 2024
Open market repurchases	84	$8.64	84
Total	305			$123,108
____________
(1)As of December 31, 2024, the board of directors authorized us to repurchase up to $650.0 million of our common stock under the share repurchase program, of which $526.9 million had been utilized. The remaining $123.1 million in the table represents the amount available to repurchase shares under the share repurchase program as of December 31, 2024. We may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors. For more information, see Note 15 – Share Repurchase Program to the audited financial statements included in this report.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our Class A common stock since May 26, 2021 (the date our Class A common stock commenced trading on the NYSE) relative to the cumulative total returns of the NYSE and the Standard & Poor’s Internet Select Industry Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on May 26, 2021, and its relative performance is tracked through December 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.

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
For the year ended December 31, 2024, our revenue was $474.0 million and we had a net loss of $12.9 million and Adjusted EBITDA of $78.0 million. For the year ended December 31, 2023, our revenue was $645.7 million and we generated net income of $49.1 million and Adjusted EBITDA of $175.3 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income (loss) to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”

KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Quarterly Paid Employers	105,948	101,634	89,668	70,712	71,572	70,458	65,222	57,833
Revenue per Paid Employer	$1,734	$1,677	$1,736	$1,922	$1,708	$1,755	$1,795	$1,920

	Year Ended December 31,
	2024	2023
	(in thousands, except percentages)
Adjusted EBITDA	$78,006	$175,296
Adjusted EBITDA margin	16%	27%
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
In the fourth quarter of the year ended December 31, 2024, Quarterly Paid Employers decreased when compared to the fourth quarter of the year ended December 31, 2023. Employers continued to moderate hiring plans given the uncertainty in the economy, in part driven by high interest rates. With those currently employed leaving their jobs at a low rate, the reduced churn among employees further drove down hiring levels.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the fourth quarter of the year ended December 31, 2024, Revenue per Paid Employer remained flat when compared to the fourth quarter of the year ended December 31, 2023. Despite the current softness in hiring demand amidst the challenging economic climate, we believe our products and services continued to improve and offered more value for employers of all sizes year-over-year.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as our net income (loss) before interest expense, other (income) expense, net, income tax expense (benefit), and depreciation and amortization, adjusted to eliminate stock-based compensation expense. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net income (loss) (1)	$(12,854)	$49,098
Stock-based compensation (2)	64,453	84,235
Depreciation and amortization	12,291	11,624
Interest expense	29,597	29,393
Other (income) expense, net	(21,838)	(20,506)
Income tax expense (benefit)	6,357	21,452
Adjusted EBITDA	$78,006	$175,296
____________
(1)Net income (loss) includes one-time charges resulting from our restructuring plan announced on May 31, 2023 to reduce our global workforce by approximately 20%. Restructuring activity for the year ended December 31, 2023 reflects $7.6 million net costs primarily related to employee severance and continuation of health benefits. No restructuring costs were recorded during the year ended December 31, 2024.
(2)Includes a one-time charge of $7.5 million due to an acceleration of unrecognized stock-based compensation expense from future periods into the fourth quarter of 2023 resulting from the cancellation of the market-based RSUs in connection with the CEO Performance Award (as defined in Note 2 — Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies to the audited financial statements included in this report).

The following tables present net income (loss) margin and Adjusted EBITDA margin for each of the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands, except percentages)
Revenue	$474,001	$645,722
Net income (loss)	(12,854)	49,098
Net income (loss) margin	(3)%	8%

	Year Ended December 31,
	2024	2023
	(in thousands, except percentages)
Revenue	$474,001	$645,722
Adjusted EBITDA	78,006	175,296
Adjusted EBITDA margin	16%	27%
FACTORS AFFECTING OUR PERFORMANCE
We believe that the growth and future success of our business depends on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to grow and improve our results of operations and profitability.
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
Create More Value for Employers
While our marketplace serves a wide variety of employers, all employers benefit from finding the right candidate quickly. We bring employers and job seekers together using industry-leading matching technology. This technology benefits from the billions of data points we gather as job seekers and employers interact, leading to better matches over time. As a result of our advancements with matching, we delivered over 40 million Great Match candidates in 2024, an increase of 6% over the prior year.

Average Monthly Revenue per Paid Employer by Employer Cohort Start Year

Satisfied employers continue to expand their relationship with us in terms of additional jobs and tenure in our marketplace. Those with recurring hiring needs remain active in our marketplace over time and tend to increase their spend each year, posting additional jobs and purchasing job enhancement products.
Despite the impact on employer hiring demand, our cohort trends remained intact: employers across annual cohorts continue to spend more, on average, over time. However, the more difficult hiring environment in 2024 continued to slow down the rate of growth in Average Monthly Revenue per Paid Employer among prior cohorts. We see these disruptions to the long term cohort dynamics as temporary, driven by the unique slowdown in hiring particularly among larger customers. Over the long-term, we continue to believe that there is meaningful opportunity to grow revenue from large customers.
Attract More Job Seekers
For job seekers, we operate like a personal recruiter, presenting strong fit potential candidates to employers before they have applied. Phil, our AI-powered career advisor, engages job seekers on their journey and provides technology that makes their job search and application process more efficient. Our ability to cost effectively grow the number of job seekers and increase their engagement in our marketplace is critical to strengthen our marketplace. We compete for job seekers on many fronts, including our ability to surface unique and attractive jobs, our ability to simplify the hiring process, the transparent feedback job seekers receive on the status of their applications and our trusted brand. We believe our offering to job seekers compares favorably versus alternatives due to the combination of our large and unique set of jobs to choose from, plus our proven matching technology that continues to get smarter over time. We believe that our unique product offering and investments in media campaigns focused on job seeker acquisition engagement are why we have the highest rated job seeker app on iOS and Android, and why we have seen increased momentum in organic traffic from job seekers. In 2024, installs for our #1 rated job seeker app for iOS and Android grew by more than 25% year-over-year, and organic visits from job seekers grew by 30% over 2023. We believe that this is a testament to our high aided brand awareness and superior job seeker products.
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
We have invested in research and development to improve our matching technology and deliver a high-quality experience to employers and job seekers. In 2024 and 2023, we spent $134.8 million and $141.8 million, or 28% and 22% of total revenue, respectively, on research and development. We believe the return on these investments will create operating leverage over time while continuing to drive top-line growth.
Seasonality
Our business is seasonal, reflecting typical behavior in hiring markets. Hiring activity tends to decelerate in the fourth quarter. During the second half of 2022, we saw revenue declines of 5% and 7% in the third and fourth quarters, respectively. We believe this decline was primarily driven by a macroeconomic cooling in the hiring market. This trend continued throughout 2023 and 2024, as we continued to observe employers moderating hiring plans and reducing recruitment budgets in response to economic uncertainty. Additionally, with those currently employed leaving their jobs at a low rate, the reduced churn among employees further drove down hiring levels. This has resulted in atypical seasonal hiring patterns, with online hiring demand declining throughout 2023 and 2024.
Impact of Macroeconomic Conditions
We had a lower number of Quarterly Paid Employers in our marketplace in the fourth quarter of the year ended December 31, 2024 compared to the fourth quarter of the year ended December 31, 2023. In the year ended December 31, 2024, we delivered $474.0 million in revenue, a 27% decrease compared to the year ended December 31, 2023. The challenging macroeconomic conditions observed in 2023 continued throughout 2024, driven by high interest rates and other macroeconomic headwinds. Employers continued to moderate hiring plans given the uncertainty in the economy. With those currently employed leaving their jobs at a low rate, the reduced churn among employees further drove down hiring levels.
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

We expect that sales and marketing expenses will increase or decrease on an absolute dollar basis as we adjust our highly variable sales and marketing spend budget throughout economic cycles to reallocate or conserve spend where we see the greatest returns. Additionally, sales and marketing expenses may vary from period to period as a percentage of revenue for the foreseeable future as we constantly measure the expected returns of specific sales and marketing initiatives and adjust spend levels up or down accordingly. This discipline has been a key aspect of our strong financial performance through a wide range of macroeconomic conditions. We expect that these expenses will continue to be our largest operating expense category for the foreseeable future as we continue to expand on our sales and marketing efforts over time.
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
We believe continued investments in research and development are important to attain our strategic objectives. This expense may vary as a percentage of total revenue for the foreseeable future as we continue to invest in research and development activities related to ongoing improvements to, and maintenance of, our marketplace, expansion of our services, as well as other research and development programs, including the hiring of engineering, product development, and design employees to support these efforts.
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

Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rate for the year ended December 31, 2024 differed from the U.S. federal statutory rate of 21% primarily due to research and development tax credits, partially offset by state taxes, valuation allowances on certain tax credit and loss carryforwards, and non-deductible expenses such as limitations on the amount of deductible executive compensation and certain stock based compensation expenses.
Results of Operations
A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 is presented below.
A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which is available free of charge on the SEC’s website at http://www.sec.gov.
The following table sets forth our consolidated results of operations for each of the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenue(1)	$474,001	$645,722
Cost of revenue(2)	50,150	64,309
Gross profit	423,851	581,413
Operating expenses
Sales and marketing(2)(3)	215,808	265,253
Research and development(2)(3)	134,831	141,801
General and administrative(2)(3)(4)	71,950	94,922
Total operating expenses	422,589	501,976
Income from operations	1,262	79,437
Other income (expense)
Interest expense	(29,597)	(29,393)
Other income (expense), net	21,838	20,506
Total other income (expense), net	(7,759)	(8,887)
Income (loss) before income taxes	(6,497)	70,550
Income tax expense	6,357	21,452
Net income (loss)	$(12,854)	$49,098
____________
(1)Revenue is comprised as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Subscription revenue	$369,823	$508,384
Performance-based revenue	104,178	137,338
Total revenue	$474,001	$645,722

(2)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cost of revenue	$611	$660
Sales and marketing	10,647	12,537
Research and development	33,604	35,352
General and administrative(4)	19,591	35,686
Total stock-based compensation	$64,453	$84,235
(3)Includes one-time charges resulting from our restructuring plan announced on May 31, 2023 to reduce our global workforce by approximately 20%. Restructuring activity for the year ended December 31, 2023 reflects $7.6 million net costs primarily related to employee severance and continuation of health benefits, presented as $3.4 million in sales and marketing, $3.2 million in research and development, and $1.0 million in general and administrative expenses. No restructuring costs were recorded during the year ended December 31, 2024.

(4)Includes a one-time charge of $7.5 million due to an acceleration of unrecognized stock-based compensation expense from future periods into the fourth quarter of 2023 resulting from the cancellation of the market-based RSUs in connection with the CEO Performance Award.

Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024	2023	$ Change		% Change
	(in thousands, except percentages)
Total revenue	$474,001	$645,722	$(171,721)	0	(27)%
Revenue decreased by $171.7 million, or 27%, for the year ended December 31, 2024 compared to the year ended December 31, 2023 reflecting the lower number of Quarterly Paid Employers in our marketplace primarily due to the labor market continuing to be impacted by high interest rates in the current period which posed challenges to many businesses. Subscription revenue decreased by $138.6 million, or 27%, and performance-based revenue decreased by $33.2 million, or 24%, for the same period. While we believe our products and services continued to improve, providing more value for employers of all sizes by offering solutions with the best matching technology to help employers identify and recruit standout candidates, we saw a decline in employer spending on our marketplace products and services during the year ended December 31, 2024. We believe the decline reflects the prevailing softness in hiring demand amidst the challenging macroeconomic conditions.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$50,150	$64,309	$(14,159)	(22)%
Gross margin	89%	90%
Cost of revenue decreased by $14.2 million, or 22%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to a decrease of $4.0 million in credit card processing fees, a decrease of $3.5 million in job distribution costs from performance-based revenue, a decrease of $2.8 million in third-party hosting fees, and a decrease of $2.7 million in partner revenue share. Gross margin was 89% and 90% for the years ended December 31, 2024 and December 31, 2023, respectively, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.
Sales and Marketing

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$215,808	$265,253	$(49,445)	(19)%
Percentage of revenue	46%	41%

Sales and marketing expenses decreased by $49.4 million, or 19%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to a $25.5 million decrease in marketing and advertising compared to the prior-year period reflecting our discipline in proactively adjusting marketing spend levels in relation to the macroeconomic conditions. The decrease was also driven by a decrease of $18.7 million in personnel-related costs and a decrease of $1.9 million in stock-based compensation for our sales and marketing employees corresponding with lower headcount in the current-year period. The decrease was further driven by one-time restructuring costs of $3.4 million related to our May 2023 reduction in force incurred during the year ended December 31, 2023.
Research and Development

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$134,831	$141,801	$(6,970)	(5)%
Percentage of revenue	28%	22%

Research and development expenses decreased by $7.0 million, or 5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by one-time restructuring costs of $3.2 million related to our May 2023 reduction in force incurred during the year ended December 31, 2023, as well as a $2.3 million decrease in personnel-related costs and a $1.7 million decrease in stock-based compensation expense for our research and development employees corresponding with lower headcount in the current-year period. Research and development expenses as a percentage of revenue increased 6 percentage points for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by lower revenue. We expect to continue to invest in research and development activities, and we expect this expense may vary as a percentage of total revenue for the foreseeable future.
General and Administrative

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$71,950	$94,922	$(22,972)	(24)%
Percentage of revenue	15%	15%

General and administrative expenses decreased by $23.0 million, or 24%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by a $13.3 million decrease in stock-based compensation expense due to the CEO Performance Award related expense recorded during the year ended December 31, 2023, inclusive of a $7.5 million one-time charge resulting from the cancellation of the CEO Performance Award, which resulted in an acceleration of unrecognized stock-based compensation expense from future periods into the fourth quarter of 2023. In addition, personnel-related costs decreased by $3.5 million and stock-based compensation expense decreased by $2.8 million corresponding with lower general and administrative headcount in the current-year period. Further, the decrease was also driven by $1.0 million one-time restructuring costs related to our May 2023 reduction in force incurred during the year ended December 31, 2023.
Total Other Income (Expense), Net

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Total other income (expense), net	$(7,759)	$(8,887)	$1,128	(13)%

Total other income (expense), net, decreased by $1.1 million, or 13%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by a $2.8 million increase in interest income earned on both our marketable securities and cash equivalents, partially offset by a $0.8 million increase in losses from foreign currency exchange transactions and a $0.5 million decrease related to sublease income recognized during the year ended December 31, 2023 with no corresponding income recognized during the year ended December 31, 2024.
Income Tax Expense (Benefit)

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Income tax expense	$6,357	$21,452	$(15,095)	(70)%
Effective tax rate	(98)%	30%

Income tax expense decreased by $15.1 million, or 70%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in income tax expense is primarily due to the impact of a decrease in pre-tax income on federal and state taxes and a reduction in executive compensation limitations partly offset by a decrease in tax benefits from operating losses and research and development tax credits, net of valuation allowances, and a decrease in benefits from foreign taxes related to a reduction in our Israeli subsidiary’s statutory tax rate for years 2020 through 2023.
Our effective tax rate in the years ended December 31, 2024 and 2023 was (97.8)% and 30.4%, respectively. Our effective tax rate for the year ended December 31, 2024 differed from the U.S. federal statutory rate of 21% primarily due to research and development tax credits, partially offset by state taxes, valuation allowances on certain tax credit and loss carryforwards, and non-deductible expenses such as limitations on the amount of deductible executive compensation and certain stock-based compensation expenses. Our effective tax rate for the year ended December 31, 2023 differed from the U.S. federal statutory rate of 21% primarily due to state taxes, state valuation allowances on certain tax credit carryforwards, and non-deductible expenses such as limitations on the amount of deductible executive compensation partially offset by research and development tax credits and a reduction in our Israeli subsidiary’s statutory tax rate for years 2020 through 2023.
Liquidity and Capital Resources
As of December 31, 2024, we had cash, cash equivalents, and marketable securities totaling $505.9 million and $286.6 million available in unused borrowing capacity under our current credit facility. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes. As of December 31, 2024, we had no amounts outstanding under our credit facility.
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
Credit Facility
In April 2021, we entered into a $250.0 million credit facility agreement with a syndicate of banks. In July 2024, we entered into a supplement to the credit facility agreement, which increased the aggregate revolving commitments available under the credit facility from $250.0 million to $290.0 million. The credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon our Net Leverage Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing 12 months of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. We are also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the credit facility at a rate between 0.25% to 0.35%, depending on our Net Leverage Ratio. The amount available under the credit facility is reduced by letters of credit outstanding, which totaled $3.4 million as of December 31, 2024. The letters of credit outstanding relate to various leased office spaces.
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
For more information on the credit facility, please see Note 11 – Debt to the audited financial statements included in this report.
We have no amounts outstanding under the credit facility and are in compliance with our debt covenants as of December 31, 2024.

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
For more information on the senior unsecured notes, please see Note 11 – Debt to the audited financial statements included in this report.
Share Repurchase Program
Our board of directors has authorized us to repurchase up to $650.0 million of our outstanding common stock, with no fixed expiration. During the year ended December 31, 2024, we repurchased 4.2 million shares of our Class A common stock for an aggregate purchase price of $40.3 million through open market purchases under our share repurchase program.
Approximately $123.1 million remains available for future repurchases of our common stock under our share repurchase program as of December 31, 2024. For more information, see Note 15 – Share Repurchase Program to the audited financial statements included in this report.
Investments
During the year ended December 31, 2024, we continued investing in highly rated debt securities and money market mutual funds to manage our excess cash reserves. The primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments. We consider all of our investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities within current assets in our Consolidated Balance Sheets.
As of December 31, 2024, we held $328.9 million in total investments, consisting of money market mutual funds and available-for-sale debt securities. These investments are included within cash and cash equivalents and marketable securities within our Consolidated Balance Sheets. For more information, see Note 7 – Financial Instruments to the audited financial statements included in this report.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$45,735	$103,192
Net cash provided by (used in) investing activities	(61,983)	106,736
Net cash used in financing activities	(48,363)	(154,265)
Net increase (decrease) in cash and cash equivalents	$(64,611)	$55,663
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the year ended December 31, 2024, cash provided by operating activities was $45.7 million resulting from our net loss of $12.9 million, adjusted by non-cash charges of $58.3 million and a net increase of $0.3 million in our operating assets and liabilities. The non-cash charges primarily resulted from $64.4 million for stock-based compensation expense, $12.3 million pertaining to amortization of intangible assets and depreciation, and $4.0 million pertaining to non-cash lease expense, partially offset by $15.5 million related to the change in our deferred tax assets primarily driven by an increase to our current year capitalization of software and research costs from a tax perspective, net of valuation allowances, and $10.6 million in amortization and accretion of marketable securities. The increase of $0.3 million related to changes in our operating assets and liabilities was primarily driven by a $3.7 million decrease in our accounts receivable, a $2.0 million decrease in deferred commissions, net, and a $1.4 million increase in our accrued expenses and other liabilities and accounts payable, partially offset by a $5.3 million decrease in operating lease liabilities and a $2.1 million decrease in deferred revenue.
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
Investing Activities
For the year ended December 31, 2024, cash used in investing activities was $62.0 million resulting from $632.6 million used in purchases of marketable securities, $12.0 million paid for the Breakroom acquisition, net of cash acquired, and $8.6 million capitalized for software development costs, partially offset by $592.2 million received from paydowns, maturities and redemptions of marketable securities.

For the year ended December 31, 2023, cash provided by investing activities was $106.7 million resulting from $538.7 million received from paydowns, maturities and redemptions of marketable securities, partially offset by $421.3 million used in purchases of marketable securities and an increase in capitalized software development costs of $9.7 million.
Financing Activities
For the year ended December 31, 2024, cash used in financing activities was $48.4 million which consisted of $40.3 million used for the repurchase of common stock and $13.6 million for the net settlement of taxes on equity awards, partially offset by $3.6 million of proceeds from the issuance of stock under the employee stock purchase plan, and $1.9 million of proceeds from the exercise of stock options.
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
Obligations and Other Commitments
See Note 12 – Commitments and Contingencies to the audited financial statements included in this report for our future minimum commitments related to certain software service agreements. Through December 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Stock-Based Compensation
Compensation expense related to stock-based awards is measured and recognized in the financial statements based on the fair value of the awards granted. We estimate the fair value of employee stock-based compensation awards on the grant date and recognize forfeitures as they occur. The fair value of restricted stock units, or RSUs, is estimated based on the fair value of our common stock. The fair value of our common stock is determined based on the New York Stock Exchange closing price on the date prior to the date of grant. The fair value of each option award and employee stock purchase right associated with our Employee Stock Purchase Plan is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires us to make certain assumptions including the fair value of the underlying common stock, the expected term, the expected volatility, the risk-free interest rate, and the dividend yield.
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
The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If we had made different assumptions, our stock-based compensation expense and our results of operations for the years ended December 31, 2024 and 2023 may have been significantly different.
Stock-Based Compensation for Awards with a Market Condition
In April 2021, we granted an RSU award to Ian Siegel, our Chief Executive Officer, or the CEO, and such award, the CEO Performance Award, included service, market, and performance-based vesting conditions. The fair value of the award is determined using a Monte Carlo simulation model. The associated stock-based compensation expense is recorded over the requisite service period, using a graded attribution method. The requisite service period is the longer of the service period derived from the Monte Carlo simulation model and the explicit service period the CEO is required to remain employed to vest in the award. The market condition is satisfied upon achieving certain stock price targets for a period following the completion of our Direct Listing. The CEO Performance Award also contains an implied performance-based vesting condition as the CEO’s ability to earn the award was contingent upon the completion of the Direct Listing. Accordingly, no expense was recognized prior to the completion of our Direct Listing on May 26, 2021, as vesting was not considered probable for accounting purposes until the Direct Listing occurred. Provided that Ian Siegel continues to be the CEO of ZipRecruiter, stock-based compensation expense is recognized over the requisite service period, regardless of whether the stock price targets are achieved. If the stock price targets are met sooner than the derived service period, we will accelerate the recognition of stock-based compensation expense to reflect the cumulative expense associated with the vested shares. In December 2023, we cancelled the CEO Performance Award and incurred a one-time charge of $7.5 million resulting from an acceleration of unrecognized stock-based compensation expenses from future periods into the fourth quarter of 2023.
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
We record valuation allowances against our deferred tax assets, when necessary. Realization of deferred tax assets is dependent upon future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be realized against future taxable income. To the extent we believe that realization is not likely, we establish a valuation allowance against our net deferred tax asset, which increases our income tax expense in the period when such determination is made. During the year ended December 31, 2024, we recorded an incremental valuation allowance of $3.9 million against the deferred tax assets associated with carried forward California Research and Development Credits as we believe that it is more likely than not that we will not generate sufficient California sourced taxable income in future years to utilize that deferred tax asset and additionally established a valuation allowance against certain historic operating losses of foreign entities.
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
We classify and account for our money market mutual funds which have readily determinable fair values as equity securities, and we carry such securities at fair value with unrealized gains and losses reported in other income (expense), net in our Consolidated Statements of Operations. We classify and account for our debt securities as available-for-sale, and we carry such securities at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders’ equity in accumulated other comprehensive income until the security is sold or matures.
We determine any realized gains and losses on the sale of our available-for-sale debt securities using a specific identification method, and we record such gains and losses through other income (expense), net in our Consolidated Statements of Operations.
If an available-for-sale debt security’s fair value declines below its amortized cost basis, we evaluate whether we intend to sell the security, or whether we more likely than not will be required to sell the security before the recovery of its amortized cost basis. If either condition is met, we record an impairment loss on the security through other income (expense), net in our Consolidated Statements of Operations. If neither condition is met, we evaluate whether the decline is the result of credit-related factors, in which case we record the credit-related portion of the impairment loss through other income (expense), net in our Consolidated Statements of Operations, and record the non-credit-related portion of the impairment loss, net of tax, through other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss).
Business Combinations
The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair values on the acquisition date. The excess of purchase price over the fair values of net identifiable assets acquired and liabilities assumed is recorded as goodwill.
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
Lastly, we are subject to interest rate risk in connection with our investments. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. To minimize interest rate risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial market, money market mutual funds, U.S. government and agency securities, and corporate debt securities. To assess interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio. Based on investment positions as of December 31, 2024, a hypothetical increase in interest rates of 100 basis points across all maturities would result in a $0.6 million decrease in the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
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

ZIPRECRUITER, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ZipRecruiter, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ZipRecruiter, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s total revenue was $474.0 million, of which subscription revenue was $369.8 million and performance-based revenue was $104.2 million for the year ended December 31, 2024. Subscription revenue consists of time-based job posting plans, upsells which complement or expand visibility and prominence to job posting plans, and resume database plans. Plans are priced at a flat rate based on plan size and whether the plan is for a daily, monthly, or annual term. Customer contracts are typically subject to renewal at the end of the subscription term. Contracts are only cancelable at the end of the term and are nonrefundable.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) evaluating performance-based and certain subscription revenue transactions by testing the completeness, accuracy and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as customer order information, customer contracts, invoices, evidence of performance, and cash receipts, (ii) for performance-based revenue transactions, confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, as well as for certain subscription revenue transactions, obtaining and inspecting source documents, such as invoices, evidence of performance, and cash receipts, and (iii) for other subscription revenue transactions, developing an independent expectation of revenue from credit card transactions based on cash receipts from credit card processors and comparing the result to revenue recognized.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 25, 2025
We have served as the Company’s auditor since 2015.

ZipRecruiter, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$218,432	$283,043
Marketable securities	287,449	237,074
Accounts receivable, net of allowances of $1,976 and $3,859 at December 31, 2024 and December 31, 2023, respectively	23,454	27,247
Prepaid expenses and other assets	10,059	9,853
Deferred commissions, current portion	4,279	5,071
Total current assets	543,673	562,288
Property and equipment, net	4,889	6,213
Operating lease right-of-use assets	6,007	8,744
Internal-use software, net	18,510	18,609
Deferred commissions, net of current portion	2,915	4,114
Intangible assets, net	5,339	—
Goodwill	8,518	1,724
Deferred tax assets, net	73,737	57,050
Other assets	472	758
Total assets	$664,060	$659,500

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,519	$11,839
Accrued expenses	43,493	41,741
Accrued interest	12,866	12,837
Deferred revenue	10,837	12,860
Operating lease liabilities, current portion	2,786	4,429
Other current liabilities	1,093	1,164
Total current liabilities	81,594	84,870
Operating lease liabilities, net of current portion	6,286	8,721
Long-term borrowings, net	543,649	542,577
Other long-term liabilities	19,101	14,967
Total liabilities	650,630	651,135
Commitments and contingencies (Note 12)

Stockholders' equity
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of December 31, 2024 and December 31, 2023; no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of December 31, 2024 and December 31, 2023; 75,615 and 76,173 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1	1
Class B convertible common stock, $0.00001 par value; 700,000 shares authorized as of December 31, 2024 and December 31, 2023; 22,829 shares issued and 22,634 shares outstanding as of December 31, 2024 and December 31, 2023	—	—
Class B treasury stock, 195 shares outstanding as of December 31, 2024 and December 31, 2023	(644)	(644)
Additional paid-in capital	32,402	14,526
Accumulated deficit	(18,385)	(5,531)
Accumulated other comprehensive income	56	13
Total stockholders' equity	13,430	8,365
Total liabilities and stockholders' equity	$664,060	$659,500
The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$474,001	$645,722	$904,649
Cost of revenue	50,150	64,309	86,298
Gross profit	423,851	581,413	818,351
Operating expenses
Sales and marketing	215,808	265,253	484,429
Research and development	134,831	141,801	127,737
General and administrative	71,950	94,922	108,957
Total operating expenses	422,589	501,976	721,123
Income from operations	1,262	79,437	97,228
Other income (expense)
Interest expense	(29,597)	(29,393)	(28,498)
Other income (expense), net	21,838	20,506	5,354
Total other income (expense), net	(7,759)	(8,887)	(23,144)
Income (loss) before income taxes	(6,497)	70,550	74,084
Income tax expense	6,357	21,452	12,590
Net income (loss)	(12,854)	49,098	61,494
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(0.13)	$0.49	$0.54
Diluted	$(0.13)	$0.46	$0.51
Weighted average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	98,588	100,730	114,272
Diluted	98,588	105,781	121,398

The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(12,854)	$49,098	$61,494
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale debt securities	43	386	(373)
Total other comprehensive income (loss)	43	386	(373)
Total comprehensive income (loss)	$(12,811)	$49,484	$61,121
The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	87,843	$1	30,571	$—	(195)	$(644)	$303,395	$(67,784)	$—	$234,968
Conversion of Class B stock to Class A stock	3,784	—	(3,784)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	8	—	2,747	—	—	—	5,119	—	—	5,119
Issuance of common stock upon the vesting and settlement of RSUs	1,333	—	1,459	—	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	—	—	97	—	—	97
Stock-based compensation	—	—	—	—	—	—	77,599	—	—	77,599
Shares withheld related to net share settlement	(468)	—	(614)	—	—	—	(19,157)	—	—	(19,157)
Shares issued under employee stock purchase plan	449	—	—	—	—	—	8,129	—	—	8,129
Repurchase and retirement of common stock	(18,629)	—	—	—	—	—	(339,256)	—	—	(339,256)
Net income	—	—	—	—	—	—	—	61,494	—	61,494
Other comprehensive loss	—	—	—	—	—	—	—	—	(373)	(373)
Balance as of December 31, 2022	74,320	$1	30,379	$—	(195)	$(644)	$35,926	$(6,290)	$(373)	$28,620
Conversion of Class B stock to Class A stock	9,518	—	(9,518)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	23	—	1,524	—	—	—	3,770	—	—	3,770
Issuance of common stock upon the vesting and settlement of RSUs	2,290	—	788	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	86,079	—	—	86,079
Shares withheld related to net share settlement	(790)	—	(344)	—	—	—	(17,352)	—	—	(17,352)
Shares issued under employee stock purchase plan	389	—	—	—	—	—	6,381	—	—	6,381
Repurchase and retirement of common stock	(9,577)	—	—	—	—	—	(100,263)	(47,302)	—	(147,565)
Share repurchase excise tax	—	—	—	—	—	—	(15)	(1,037)	—	(1,052)
Net income	—	—	—	—	—	—	—	49,098	—	49,098
Other comprehensive income	—	—	—	—	—	—	—	—	386	386
Balance as of December 31, 2023	76,173	$1	22,829	$—	(195)	$(644)	$14,526	$(5,531)	$13	$8,365
Conversion of Class B stock to Class A stock	1,207	—	(1,207)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	16	—	1,040	—	—	—	2,000	—	—	2,000
Issuance of common stock upon the vesting and settlement of RSUs	3,295	—	311	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	66,299	—	—	66,299
Shares withheld related to net share settlement	(1,205)	—	(141)	—	—	—	(13,586)	—	—	(13,586)
Shares issued under employee stock purchase plan	361	—	—	—	—	—	3,625	—	—	3,625
Repurchase and retirement of common stock	(4,232)	—	(3)	—	—	—	(40,371)	—	—	(40,371)
Share repurchase excise tax	—	—	—	—	—	—	(91)	—	—	(91)
Net loss	—	—	—	—	—	—	—	(12,854)	—	(12,854)
Other comprehensive income	—	—	—	—	—	—	—	—	43	43
Balance as of December 31, 2024	75,615	$1	22,829	$—	(195)	$(644)	$32,402	$(18,385)	$56	$13,430

The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$(12,854)	$49,098	$61,494
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	64,398	84,235	76,956
Depreciation and amortization	12,291	11,624	10,682
Provision for bad debts	185	2,736	3,904
Deferred income taxes	(15,531)	(18,397)	(624)
Non-cash lease expense	3,969	4,212	4,433
Amortization and accretion of marketable securities	(10,649)	(11,320)	(2,512)
Other	3,645	1,548	3,334
Change in operating assets and liabilities:
Accounts receivable	3,686	14,438	(6,668)
Prepaid expenses and other assets	(132)	2,261	(2,555)
Deferred commissions	1,991	498	(1,032)
Other assets	767	246	1,803
Accounts payable	(1,383)	(9,336)	(3,579)
Accrued expenses and other liabilities	2,767	(15,884)	(19,161)
Accrued interest	29	—	12,705
Deferred revenue	(2,118)	(6,726)	(3,671)
Operating lease liabilities	(5,326)	(6,041)	(6,701)
Net cash provided by operating activities	45,735	103,192	128,808
Cash flows from investing activities
Purchases of property and equipment	(922)	(918)	(2,692)
Acquisition of business, net of cash acquired	(12,040)	—	—
Capitalized internal-use software costs	(8,609)	(9,744)	(7,852)
Purchases of marketable securities	(632,600)	(421,294)	(367,055)
Sales of marketable securities	—	—	861
Paydowns, maturities, and redemptions of marketable securities	592,188	538,692	25,604
Net cash provided by (used in) investing activities	(61,983)	106,736	(351,134)
Cash flows from financing activities
Proceeds from issuance of senior unsecured notes	—	—	550,000
Payment of senior unsecured notes’ issuance fees	—	—	(9,378)
Repurchase of common stock	(40,346)	(147,565)	(339,256)
Proceeds from exercise of stock options	1,944	4,271	4,747
Payments of tax withholdings on net settlement of equity awards	(13,586)	(17,352)	(19,157)
Proceeds from issuance of stock under employee stock purchase plan	3,625	6,381	8,129
Net cash provided by (used in) financing activities	(48,363)	(154,265)	195,085
Net increase (decrease) in cash and cash equivalents	(64,611)	55,663	(27,241)
Cash and cash equivalents
Beginning of period	283,043	227,380	254,621
End of period	$218,432	$283,043	$227,380
Supplemental disclosure of cash flow information
Income taxes paid	$18,010	$25,569	$14,743
Interest paid	28,149	28,121	14,602
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
Foreign Currency Remeasurement
The Company’s foreign subsidiaries operate in their local currency and their functional currency is the U.S. dollar. Monetary assets and liabilities of each subsidiary, denominated in local or other foreign currency, are remeasured at the end of each reporting period using the exchange rates at that date. Non-monetary assets and liabilities and equity are remeasured at the historical exchange rates, while results of operations in the local currency or other foreign currencies are translated into U.S. dollars at the exchange rates in effect at the date of the transaction. Net foreign transaction gains/losses for the years ended December 31, 2024, 2023, and 2022 were not material.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
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
Segments and Geographic Information
The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer (the “CEO”), regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources.
The accounting policies of the Company’s single operating segment are the same as those described in the summary of significant accounting policies. The CODM uses net income (loss) as reported within the Company’s Consolidated Statements of Operations as the primary measure of profit or loss for purposes of assessing performance for the Company’s single operating segment and determining how to allocate resources into the Company’s single operating segment or into other parts of the entity, such as for acquisitions. Additionally, net income (loss) is used to monitor budget versus actual results to assess the performance of the segment. All cost and expense line items reported within the Company’s Consolidated Statements of Operations, as well as marketing and advertising expense, depreciation and amortization, and stock-based compensation expense are significant.
The Company has disclosed amounts related to marketing and advertising expense within Sales and Marketing below in this Note 2, depreciation and amortization within the Consolidated Statements of Cash Flows and stock-based compensation expense within Note 16. Additionally, the CODM does not evaluate operating segments using asset information.
Revenue is attributed to geographic regions based on locations where services are provided to the Company’s customers. Foreign countries outside of the United States, in aggregate, accounted for less than 2% of the Company’s revenue for the years ended December 31, 2024, 2023, and 2022. In addition, as of December 31, 2024, 2023 and 2022 long-lived assets outside of the United States were not material.
Revenue Recognition
The Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
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
The following table summarizes the changes in the sales allowance (in thousands):

	Year Ended December 31,
	2024	2023	2022
Sales allowance, at beginning of year	$3,531	$4,251	$5,919
Recorded as a reduction to revenue	16,971	29,839	39,877
Recorded as a reduction to deferred revenue	3,788	4,814	4,852
Utilization of allowance for refunds and credits	(21,601)	(35,373)	(46,397)
Sales allowance, at end of year	$2,689	$3,531	$4,251
Of the total sales allowance balance of $2.7 million at December 31, 2024, $0.8 million was presented net of accounts receivable and $1.9 million was presented within accrued expenses on the Consolidated Balance Sheets. Of the total sales allowance balance of $3.5 million at December 31, 2023, $1.5 million was presented net of accounts receivable and $2.0 million was presented within accrued

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
expenses on the Consolidated Balance Sheets. The amount netted against accounts receivable represents estimated future credits expected to be granted to customers who had not yet paid for services as of December 31, 2024 and 2023, and the amount included in accrued expenses represents estimated refunds expected to be granted to customers who had already paid.
Cost of Revenue
Cost of revenue consists of third-party hosting fees, credit card processing fees, personnel-related costs (including salaries, bonuses, benefits and stock-based compensation) for customer support employees, partner revenue share amounts, job distribution costs from performance-based revenue, and amortization of capitalized software costs associated with the Company’s marketplace technology to provide services to its customers. In addition, the Company allocates a portion of overhead costs, such as rent, IT costs, supplies and depreciation and amortization, to cost of revenue based on headcount.
Sales and Marketing
Sales and marketing costs are expensed as incurred, and consist of the following:

	Year Ended December 31,
	2024	2023	2022
Marketing and advertising	$105,940	$131,399	$338,513
Other sales and marketing	109,868	133,854	145,916
Total sales and marketing	$215,808	$265,253	$484,429
Marketing and advertising expense includes advertising, online lead generation, customer and industry events and candidate acquisition. Other sales and marketing expense includes personnel-related costs (including salaries, sales commissions, bonuses, benefits, and stock-based compensation) for the Company’s sales and marketing employees, marketing activities, and related allocated overhead costs. The Company allocates a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to other sales and marketing expense based on headcount.
Advertising costs principally represent online advertising costs, direct mailing, television, podcast and radio advertisements. Advertising expense was $98.0 million, $121.0 million, and $280.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
At times, the Company may prepay certain advertising expenses, which are deferred and subsequently recognized as expense when the advertisement is released. The Company had $2.2 million and $1.5 million of prepaid advertising costs included in prepaid expenses and other assets in the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.
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
General and Administrative
General and administrative expense consists of personnel-related costs (including salaries, bonuses, benefits and stock-based compensation) for employees in the Company’s executive, finance, human resource and administrative departments, and fees for third-party professional services, including

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
consulting, legal and accounting services. In addition, the Company allocates a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to general and administrative expense based on headcount.
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
The Company estimates the fair value of restricted stock units (“RSUs”) based on the fair value of its common stock. The fair value of the Company’s common stock is determined based on the New York Stock Exchange closing price on the date prior to the date of grant.
The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the Company to make certain assumptions including the fair value of the underlying common stock, the expected term, the expected volatility, the risk-free interest rate and the dividend yield. The Company did not grant any new options or modify any existing options during the years ended December 31, 2024, 2023, and 2022.
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
In December 2023, the Company entered into a Cancellation of Restricted Stock Unit letter agreement (the “Cancellation Agreement”) with the CEO, which provided for the cancellation of the 1.4 million market-based RSUs included in the CEO Performance Award. The cancellation resulted in an acceleration of unrecognized stock-based compensation expense from future periods into the fourth quarter of 2023, and was recorded in general and administrative expenses within the Company’s Consolidated Statements of Operations. For more information on the Cancellation Agreement, please see Note 16.
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
Net Share Settlement
In October 2021, the Company’s board of directors approved a “net share settlement” approach for satisfaction of tax withholding obligations in connection with settlement of taxes for RSUs, and exercises of non-qualified stock options, at the Company’s discretion. As a result, the Company currently withholds shares upon vesting of RSUs, and the withheld shares are immediately canceled. The Company has presented “Shares withheld related to net share settlement” in its Consolidated Statements of Changes in Stockholders' Equity as a reduction, separate from the total number of shares issued upon vesting and settlement. Upon payment of the withholding taxes to the appropriate taxing jurisdiction, the Company reflects the cash payment as a financing outflow in the Consolidated Statements of Cash Flows.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. The Company recognizes interest and penalties accrued with respect to uncertain tax positions, if any, in income tax expense in the Consolidated Statements of Operations.
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
The Company classifies and accounts for its money market mutual funds which have readily determinable fair values as equity securities, and it carries such securities at fair value with unrealized gains and losses reported in other income (expense), net in its Consolidated Statements of Operations.
The Company classifies and accounts for its debt securities as available-for-sale, and it carries such securities at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders’ equity in accumulated other comprehensive income until the security is sold or matures. During the year ended December 31, 2024, in connection with its available-for-sale debt securities, the Company recorded immaterial pre-tax unrealized gains in other comprehensive income (loss) with no associated tax expense. During the year ended December 31, 2023, in connection with its available-for-sale debt securities, the Company recorded pre-tax unrealized gains in other comprehensive income (loss) of $0.4 million with no associated tax expense. During the year ended December 31, 2022, in connection with its available-for-sale debt securities, the Company recorded pre-tax unrealized losses in other comprehensive income (loss) of $0.4 million with no associated tax expense.
The Company determines any realized gains and losses on the sale of its available-for-sale debt securities using a specific identification method, and it records such gains and losses through other income (expense), net in its Consolidated Statements of Operations. During the years ended December 31, 2024 and 2023, the Company did not have any sales of its available-for-sale debt securities and consequently, did not reclassify any amounts out of beginning accumulated other comprehensive income (loss) into other income (expense), net in the Consolidated Statements of Operations. During the year ended December 31, 2022, the Company recorded $0.9 million in proceeds related to sales of its available-for-sale debt securities. Because the Company first purchased these investments during the year ended December 31, 2022, it did not reclassify any net amounts out of beginning accumulated other comprehensive income (loss) into other income (expense), net in the Consolidated Statements of Operations during the year ended December 31, 2022.
If an available-for-sale debt security’s fair value declines below its amortized cost basis, the Company evaluates whether it intends to sell the security, or whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis. If either condition is met, the Company records an impairment loss on the security through other income (expense), net in its Consolidated Statements of Operations. If neither condition is met, the Company evaluates whether the decline is the result of credit-related factors, in which case the Company records the credit-related portion of the impairment loss through other income (expense), net in its Consolidated Statements of Operations, and records the non-credit-related portion of the impairment loss, net of tax, through other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss).
Concentrations of Risk
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
transacts and limits its credit exposure to any singular entity. Accordingly, the Company believes minimal credit risk exists with respect to these cash balances.
The Company invests only in highly rated debt and equity securities. The Company believes the financial institutions that hold its investments are financially sound, and accordingly, are subject to minimal credit risk.
One customer accounted for 14% of the Company's outstanding accounts receivable as of December 31, 2024. One separate customer accounted for 10% of the Company's outstanding accounts receivable as of December 31, 2024 and December 31, 2023. The Company closely monitors the financial conditions of the foregoing customers, which have been in good credit standing. No other customer individually accounted for 10% or more of the Company’s outstanding accounts receivable as of December 31, 2024 and December 31, 2023. As such, the Company does not consider the concentration of its accounts receivable to be a material risk. There were no customers that individually represented 10% or more of revenue for the years ended December 31, 2024, 2023, and 2022.
The Company uses third parties to collect its credit card receivables and believes risk related to its credit card processors is minimal. The Company’s business is also subject to certain risks and concentrations related to its dependence on third-party suppliers for its hosting services.
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
The Company regularly monitors collections and payments from customers and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management estimates its allowance for doubtful accounts in accordance with ASC 326, Financial Instruments—Credit Losses, by considering factors such as historical credit loss experience and current conditions, such as the length of time accounts receivables are past due, customer payment histories, any specific customer collection issues identified, and current market conditions which may affect customer financial condition, as well as reasonable and supportable forecasts of future credit losses. The Company writes off accounts receivables that have become uncollectible.
The Company’s allowance for doubtful accounts was $1.2 million, $2.4 million, and $1.8 million as of December 31, 2024, 2023, and 2022, respectively, which was recorded net within accounts receivable on the Consolidated Balance Sheets.
Property and Equipment
Property and equipment is initially recorded at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer hardware and five years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets and the resulting gain or loss is reflected in general and administrative expenses in the Consolidated Statements of Operations.

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
Internal-Use Software
The Company capitalizes eligible costs associated with the development of its internal-use software in accordance with ASC 350-40, Internal-Use Software. Accordingly, the Company capitalizes costs incurred during the development phase including: (1) external direct costs of materials and services consumed in developing or obtaining the software, and (2) personnel-related costs (including salaries, bonuses, benefits and stock-based compensation) for employees who are directly associated with the project. The Company expenses all costs as incurred that relate to the planning and post implementation phases of its software development cycle and costs associated with minor enhancements and maintenance. Capitalized costs are amortized using the straight-line method over three years. Amortization of internal-use software costs associated with the Company’s marketplace technology to provide services to its customers is recorded in cost of revenue. Amortization of internal-use software costs associated with internal databases, candidate insights, and reporting are recorded in research and development and general and administrative expenses in the Consolidated Statements of Operations. Amortization of these costs is allocated in the Consolidated Statements of Operations based on the nature of the underlying projects.
Impairment of Long-Lived Assets
The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with ASC 360, Property, Plant and Equipment, Accounting for the Impairment or Disposal of Long-Lived Assets. In determining whether an asset is

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows are less than the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. There were no material impairment charges related to long-lived assets during the years ended December 31, 2024, 2023, and 2022.
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
Intangible Assets
Intangible assets consist of acquired identifiable intangible assets resulting from business combinations. During the year ended December 31, 2024, the Company recognized $5.8 million in developed technology and $0.4 million in trade names and trademarks related to its acquisition of Breakroom. For more information on the Breakroom acquisition, please see Note 4. Intangible assets are amortized over their estimated useful life using the straight-line method which approximates the pattern in which the economic benefits are consumed. The Company evaluates its intangible assets for impairment when evidence exists that certain triggering events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. There were no impairment charges in the periods presented.
Goodwill
Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The excess of the purchase price over the fair values of net identifiable assets acquired and liabilities assumed is recorded as goodwill. During the year ended December 31, 2024, the Company recognized $6.8 million in additional goodwill related to its acquisition of Breakroom. For more information on the Breakroom acquisition, please see Note 4. The Company tests for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill might be impaired. The Company currently has one reporting unit.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
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
Senior Unsecured Notes
On January 12, 2022, the Company issued an aggregate principal amount of $550.0 million senior unsecured notes due 2030 in a private placement. The Company includes its senior unsecured notes, net of debt issuance costs, within long-term borrowings, net in its Consolidated Balance Sheets. The Company accounts for the debt issuance costs incurred related to the senior unsecured notes using the effective interest method, under which the debt issuance costs are amortized as interest expense until the applicable maturity date. For more information on the senior unsecured notes, please see Note 11.
Share Repurchase Program
All shares repurchased under the Company’s share repurchase program are purchased for immediate retirement. Repurchased shares reduce the Company’s outstanding shares and its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share. All excess of repurchase price over par value for shares repurchased is allocated to retained earnings to the extent the Company has retained earnings. If the Company has an accumulated deficit, all excess of repurchase price over par value for shares repurchased is allocated first to additional paid-in capital, to the extent the Company has additional paid-in capital, until depleted, and then to accumulated deficit in the Company’s Consolidated Statements of Changes in Stockholders' Equity. The Company may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. For more information on the Company’s share repurchase program, please see Note 15.
Excise Taxes
The Company is required to pay a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year, including stock issued to employees. As of December 31, 2024 and 2023, the Company reflected $0.1 million and $1.1 million of excise taxes as part of the cost basis of the stock repurchased during the years ended December 31, 2024 and 2023, respectively, and recorded a corresponding liability for the excise taxes payable in accrued expenses on its consolidated balance sheet.
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which intends to enhance the transparency and decision usefulness of income tax disclosures, primarily through expanding disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of this update on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated information about certain income statement expense line items on an annual and interim basis. The update will be effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 on either a

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of this update on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosure requirements about a public entity’s reportable segments and significant segment expenses. This update also expands the interim segment disclosure requirements. Public entities that have a single reportable segment will be required to provide on both an interim and annual basis all the disclosures required by ASC 280, including those added by the amendments in ASU 2023-07. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the fiscal year ended December 31, 2024 and applied the changes using a retrospective approach. The adoption did not have a material impact on the Company’s consolidated financial statements apart from the addition of certain incremental footnote disclosures, including certain significant segment expenses.

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
As the liquidation and dividend rights are identical for the Company’s Class A and Class B common stock (see Note 14), the undistributed earnings under the two-class method are allocated on a proportional basis and the resulting net income (loss) per share attributable to common stockholders is, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The following table presents the Company’s basic net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net income (loss) per share, basic:
Net income (loss)	$(12,854)	$49,098	$61,494
Weighted average shares of Class A and Class B common stock outstanding	98,588	100,730	114,272
Net income (loss) per share attributable to Class A and Class B common stockholders, basic	$(0.13)	$0.49	$0.54
The Company computes diluted net income (loss) per share under the two-class method where income is reallocated between common stock, potential common stock and participating securities. Potential common stock primarily includes stock options and RSUs computed using the treasury stock method.
The following table presents the Company’s diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$(12,854)	$49,098	$61,494

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	98,588	100,730	114,272
Effect of dilutive securities:
Options to purchase common stock	—	4,761	6,943
Unvested restricted stock units	—	267	183
Employee stock purchase plan	—	23	—
Weighted average shares of Class A and Class B common stock outstanding, diluted	98,588	105,781	121,398
Net income (loss) per share attributable to Class A and Class B common stockholders, diluted	$(0.13)	$0.46	$0.51

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The weighted average number of potentially dilutive common stock equivalents of 12.7 million, 6.4 million, and 6.0 million were excluded from the computation of diluted net income (loss) per share during the years ended December 31, 2024, 2023, and 2022, respectively, because their inclusion would have been anti-dilutive.
The CEO Performance Award is excluded from the above weighted average number of potentially dilutive common stock equivalents because none of the market conditions had been met as of December 31, 2023. Additionally, in December 2023, the Company entered into the Cancellation Agreement with the CEO, which provided for the cancellation of the 1.4 million market-based RSUs included in the CEO Performance Award. For more information on the Cancellation Agreement, please see Note 16.

4.    Acquisitions
On July 23, 2024, the Company entered into a share purchase agreement with, and acquired 100% of the outstanding share capital in, Breakroom. Breakroom is a UK-based employee review platform focused on frontline industries such as retail and hospitality. The Company believes there is an opportunity with Breakroom to complement its employment sites in the United States.
The fair value of consideration transferred on the date of acquisition totaled $13.3 million, consisting of $12.4 million paid in cash and a liability of $0.9 million assumed related to non-employee investor holdback consideration. Such non-employee investor holdback consideration is payable one year subsequent to the date of acquisition and is presented within accrued expenses in the Consolidated Balance Sheets as of December 31, 2024. This consideration is subject to customary holdback provisions and is not contingent upon the occurrence of specified future events.
The financial results of Breakroom from the date of acquisition were included in the Company’s consolidated financial statements for the year ended December 31, 2024. Pro forma results of operations have not been presented as the results do not have a material effect on any of the periods presented in the Company’s consolidated financial statements.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
Amortization expense for such finite-lived intangible assets was $0.9 million during the year ended December 31, 2024. Future amortization expense for the Company’s finite-lived intangible assets as of December 31, 2024 is as follows for the years ended December 31, (in thousands):

2025	$1,970
2026	1,970
2027	1,120
2028	43
2029	43
Thereafter	193
Total future amortization expense	$5,339
The estimated fair value of the developed technology acquired was determined using the replacement cost method. This approach requires the use of inputs within Level 3 in the fair value hierarchy related to the cost to replace the technology, including time and resources required, as well as an estimated profit margin and opportunity cost.
The estimated fair value of the trade names and trademarks acquired was determined using the relief-from-royalty method. This approach requires the use of inputs within Level 3 in the fair value hierarchy, including revenue projections, a royalty rate based on qualitative factors and market-derived royalty rates, and a discount rate based on the Company’s weighted average cost of capital adjusted for risks commonly inherent in trade names.
Goodwill is primarily attributable to the workforce of the acquired business and benefits related to expanded market opportunities from integrating Breakroom’s technology with the Company’s marketplace offerings. All of the goodwill was assigned to the Company’s single reporting unit and is not deductible for tax purposes.
The Company estimated the fair values of assets acquired and liabilities assumed as of the date of the acquisition based on currently available information. The fair value of consideration transferred is subject to customary holdback provisions, related to non-employee investor holdback consideration.
Upon the close of the transaction, the Company agreed to pay up to $3.5 million to former Breakroom founders, in equal quarterly installments over a three-year period post-closing of the transaction, contingent upon those employees’ continued employment with the Company (the “Employee Seller Holdback Consideration”). These costs are expensed over the continued employment period. For the year ended December 31, 2024, the Company incurred expenses of $0.6 million related to the Employee Seller Holdback Consideration, of which $0.4 million were recorded in research and development expenses and $0.2 million were recorded in general and administrative expenses within the Company’s Consolidated Statements of Operations. Additional acquisition-related costs were not material for the year ended December 31, 2024.

5.    Revenue Information
Contract Balances
Contract liabilities are recorded as deferred revenue when customer payments are received in advance of the Company meeting all the revenue recognition criteria under ASC 606. Deferred revenue includes prepaid subscription and performance-based revenue. Generally, the remaining performance obligations will be satisfied within one to twelve months after prepayment. The Company recognized $12.8 million, $19.5 million, and $23.3 million of revenue during the years ended December 31, 2024,

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
2023, and 2022, respectively, that were included in the deferred revenue balance as of December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2024 and 2023, the Company had no contract assets.
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
For the years ended December 31, 2024, 2023, and 2022, amortization expense for deferred sales commissions was $5.6 million, $5.5 million, and $5.4 million, respectively. There was no impairment to capitalized deferred commissions in the periods presented.
Disaggregation of Revenue
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Year Ended December 31,
	2024	2023	2022
Subscription	$369,823	$508,384	$696,334
Performance-based	104,178	137,338	208,315
Total revenue	$474,001	$645,722	$904,649
Performance Obligations
An immaterial amount of revenue was recognized during the year ended December 31, 2024 from performance obligations satisfied in previous periods. No revenue was recognized during the years ended December 31, 2023 and 2022 from performance obligations satisfied in previous periods.
As of December 31, 2024, the Company did not have any material remaining performance obligations expected to be recognized in the future. Generally, any remaining performance obligations relate primarily to subscription services such as time-based job posting plans, upsell services, and resume database plans that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
6.    Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest income	$22,537	$19,929	$4,956
Other miscellaneous income (expense), net	(699)	577	398
Other income (expense), net	$21,838	$20,506	$5,354

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
7.    Financial Instruments
Fair Value Measurements
The following table presents the Company’s financial assets measured at fair value on a recurring basis, as well as the amortized cost basis and gross unrealized gains and losses of those assets as of December 31, 2024 (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$176,987	$—	$—	$176,987	$176,987	$—
Money market mutual funds	18,721	—	—	18,721	18,721	—
U.S. treasury securities	149,555	73	—	149,628	—	149,628
Subtotal	345,263	73	—	345,336	195,708	149,628
Level 2:
Commercial paper	11,688	—	—	11,688	1,337	10,351
Certificates of deposit	3,987	—	—	3,987	—	3,987
Corporate notes and obligations	135,302	17	(40)	135,279	21,387	113,892
Asset-backed securities	9,585	6	—	9,591	—	9,591
Subtotal	160,562	23	(40)	160,545	22,724	137,821
Total cash, cash equivalents, and marketable securities	$505,825	$96	$(40)	$505,881	$218,432	$287,449
As of December 31, 2023, the Company’s financial assets consisted of the following (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$237,104	$—	$—	$237,104	$237,104	$—
Money market mutual funds	23,762	—	—	23,762	23,762	—
U.S. treasury securities	138,893	38	(8)	138,923	—	138,923
Subtotal	399,759	38	(8)	399,789	260,866	138,923
Level 2:
Commercial paper	25,899	—	—	25,899	6,495	19,404
Certificates of deposit	7,768	—	—	7,768	3,010	4,758
Corporate notes and obligations	71,545	12	(21)	71,536	12,672	58,864
Asset-backed securities	7,319	7	(10)	7,316	—	7,316
U.S. agency securities	7,814	—	(5)	7,809	—	7,809
Subtotal	120,345	19	(36)	120,328	22,177	98,151
Total cash, cash equivalents, and marketable securities	$520,104	$57	$(44)	$520,117	$283,043	$237,074
The Company’s money market mutual funds and treasury securities are measured at fair value using quoted prices in active markets for identical assets and are classified within Level 1 in the fair value

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
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
The carrying amounts of the Company’s remaining financial instruments not discussed in the above table, including accounts receivable and accounts payable, approximate fair value because of their short-term maturities, except for the Company’s senior unsecured notes due 2030 (the “Notes”) which are valued on a quarterly basis for disclosure purposes only based on quoted prices for the Notes in less active markets and categorized accordingly as Level 2 in the fair value hierarchy. The aggregate fair value of the Notes was estimated to be approximately $496.4 million as of December 31, 2024, and approximately $478.5 million as of December 31, 2023.
Certain assets, including operating leases, long-lived assets, and goodwill, are also subject to measurement at fair value on a non-recurring basis using Level 2 or Level 3 inputs, respectively, but only when they are deemed to be impaired. As of December 31, 2024 and December 31, 2023, no impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
Equity Securities
The Company’s investments in equity securities consist primarily of money market mutual funds. During the years ended December 31, 2024, 2023, and 2022, the Company recorded no material unrealized gains and losses in connection with its money market mutual funds held as of December 31, 2024.
Available-for-sale Debt Securities
The following table summarizes the fair value of the Company’s available-for-sale debt securities by contractual maturity as of December 31, 2024 (in thousands):

Due within 1 year	$306,210
Due after 1 year through 5 years	3,963
Total available-for-sale debt securities	$310,173
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2024 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	74,872	(40)	—	—	74,872	(40)
Total available-for-sale debt securities	$74,872	$(40)	$—	$—	$74,872	$(40)

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
The Company did not recognize any credit losses for its available-for-sale debt securities during the years ended December 31, 2024, 2023, and 2022.
During the years ended December 31, 2024 and December 31, 2023, the Company did not have any sales of its available-for-sale debt securities. During the year ended December 31, 2022, the Company recorded $0.9 million in proceeds related to sales of its available-for-sale debt securities. The Company recorded no material gross realized gains and gross realized losses in its Consolidated Statements of Operations during the year ended December 31, 2022 as a result of those sales.

8.    Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	December 31,
	2024	2023
Computer and equipment	$4,658	$4,878
Furniture and fixtures	897	897
Leasehold improvements	8,085	7,896
	13,640	13,671
Less: Accumulated depreciation	(8,751)	(7,458)
Total property and equipment, net	$4,889	$6,213
Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $2.1 million, $2.5 million, and $2.8 million, respectively.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
9.    Internal-Use Software, Net
Internal-use software consists of the following (in thousands):

	December 31,
	2024	2023
Internal-use software	$53,096	$46,899
Less: Accumulated amortization	(34,586)	(28,290)
Total internal-use software, net	$18,510	$18,609

Amortization expense for internal-use software for the years ended December 31, 2024, 2023, and 2022 was $9.3 million, $9.1 million, and $7.9 million, respectively.
Future amortization expense of the Company’s internal-use software as of December 31, 2024 is as follows for the years ending December 31, (in thousands):

2025	$7,720
2026	6,178
2027	3,557
2028	1,055
Total future amortization expense	$18,510

10.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation and benefits	$18,415	$17,895
Accrued marketing	10,956	8,133
Accrued commissions	3,913	3,740
Accrued partner expenses	1,204	2,255
Accrued refunds and customer liabilities	1,982	2,179
Other accrued expenses	7,023	7,539
Total accrued expenses	$43,493	$41,741

s
11.    Debt
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
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
On July 8 2024, the Company entered into a supplement to the Credit Agreement, which increased the aggregate revolving commitments available under the Credit Agreement from $250.0 million to $290.0 million.
The Company had no amounts outstanding under the Credit Agreement and was in compliance with the financial covenants as of December 31, 2024. The amount available under the credit facility as of December 31, 2024 was $286.6 million, which is the credit limit less letters of credit outstanding of $3.4 million.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
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
The Company accounts for the debt issuance costs incurred related to the Notes using the effective interest method, under which the debt issuance costs are amortized as interest expense until the applicable maturity date. As of December 31, 2024, the Company had a carrying amount of approximately $6.4 million of debt issuance costs related to the Notes.
For the years ended December 31, 2024, 2023, and 2022, the Company recognized $28.6 million, $28.5 million, and $27.6 million, respectively, in interest expense related to the Notes with an effective interest rate of 5.4% for all three years. Such interest expense includes $1.1 million, $1.0 million, and $0.9 million related to the amortization of debt issuance costs for the years ended December 31, 2024, 2023, and 2022, respectively.

12.    Commitments and Contingencies
Purchase Commitments
As of December 31, 2024, the Company had various noncancelable purchase commitments relating to hosting service agreements. Future minimum commitments are $6.8 million for 2025, and the Company has no further commitments for 2026 and beyond.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
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
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of December 31, 2024, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.
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
Restructuring
On May 31, 2023, the Company announced and committed to a restructuring plan to optimize its cost structure and drive long-term efficiency in response to the impact of macroeconomic conditions. This plan resulted in a reduction in the Company’s global workforce of approximately 20%. The Company initially recorded restructuring costs of $8.6 million during the year ended December 31, 2023 primarily related to employee severance and continuation of health benefits. Included in the $8.6 million of restructuring costs were non-cash charges of $0.3 million pertaining to fixed asset disposals incurred in conjunction with the restructuring plan. During the year ended December 31, 2023, the Company reversed $1.0 million associated with the restructuring costs liability when it was determined such costs would not need to be paid. Net restructuring costs were presented as $3.4 million in sales and marketing, $3.2 million in research and development, and $1.0 million in general and administrative expenses within the Consolidated Statements of Operations. No restructuring costs were recorded during the year ended December 31, 2024. As of December 31, 2024 and 2023, the Company did not have any outstanding restructuring costs liability.

13.    Leases
The Company has various noncancelable operating leases for its offices. These existing leases have remaining lease terms ranging from 5 months to 6 years. Certain lease agreements contain renewal

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
options, termination rights, rent abatement and/or escalation clauses with renewal terms that can extend the lease term from 5 to 10 years.
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
The components of lease cost related to the Company’s operating leases are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$4,546	$4,933	$5,502
Short-term lease cost	186	189	391
Variable lease cost	1,348	1,533	1,497
Sublease income	—	(507)	(597)
Net lease cost	$6,080	$6,148	$6,793
The Company made cash payments for amounts included in the measurement of operating lease liabilities of $5.9 million, $6.9 million, and $7.6 million, for the years ended December 31, 2024, 2023, and 2022, respectively. Such amounts are presented net of tenant improvement allowances received of $0.1 million for the year ended December 31, 2022. For the years ended December 31, 2024 and 2023, no tenant improvement allowances were received.
Supplemental information related to the Company’s operating leases is as follows:

	December 31,
	2024	2023	2022
Weighted-average remaining lease term	5.0 years	5.0 years	5.2 years
Weighted-average incremental borrowing rate	5.1%	5.1%	5.0%
Future undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities as of December 31, 2024 are as follows (in thousands):

2025	$3,143
2026	1,394
2027	1,260
2028	1,293
2029	1,325
Thereafter	1,815
Total lease payments	10,230
Less: imputed interest	(1,158)
Present value of operating lease liabilities	$9,072

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
As of December 31, 2024, the Company had one operating lease for office space which had not commenced with total undiscounted lease payments of $8.0 million and an initial term of 65 months with one five-year extension option. This operating lease is expected to commence in 2025 and therefore is not reflected in the Company’s Consolidated Balance Sheets.

14.    Common Stock
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

15.    Share Repurchase Program
In February 2022, the Company’s board of directors authorized the Company to repurchase up to $100.0 million of outstanding shares of its common stock pursuant to a new share repurchase program (the “Program”). Additionally, the Company’s board of directors authorized increases to the Program of $350.0 million, $100.0 million, and $100.0 million in 2022, 2023, and November 2024, respectively, which resulted in a total of $650.0 million of outstanding shares of its common stock authorized to be repurchased under the Program.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
stock delivered upon the final settlement of the accelerated share repurchase agreement that the Company entered into in December 2022.
During the year ended December 31, 2024, the Company repurchased an aggregate 4.2 million shares of its Class A common stock for an aggregate purchase price of $40.3 million under the Program through open market purchases.
Approximately $123.1 million remains available for future repurchases of the Company’s common stock under the Company’s share repurchase program as of December 31, 2024.
All shares repurchased under the Program were immediately retired. Repurchased shares reduced the Company’s outstanding shares and its weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share.

16.    Stock-Based Compensation
Total stock-based compensation expense is recorded in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$611	$660	$807
Sales and marketing	10,647	12,537	10,858
Research and development	33,604	35,352	30,985
General and administrative	19,591	35,686	34,306
Total stock-based compensation	$64,453	$84,235	$76,956
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
2021 Equity Incentive Plan
In April 2021, the Company adopted the 2021 Plan, which became effective on May 14, 2021 in connection with the Direct Listing. The 2021 Plan permits the grant of incentive stock options to employees and the grant of non-qualified stock options, restricted stock, restricted stock awards, RSUs, stock appreciation rights, performance units, performance shares and stock bonus awards to the

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
Company’s employees, directors, and consultants. Under the 2021 Plan, 10.7 million shares of Class A common stock were initially reserved for issuance. The number of shares initially reserved for issuance pursuant to awards under the 2021 Plan will be increased by (i) (a) any reserved shares not issued or subject to outstanding awards granted under the Prior Plans that cease to be subject to such awards by forfeiture or otherwise after the effective date, (b) shares issued under the Prior Plans before or after the effective date pursuant to the exercise of stock options that are, after the effective date, forfeited, (c) shares issued under the Prior Plans that are repurchased by the Company at the original purchase price or are otherwise forfeited, and (d) shares that are subject to stock options or other awards under the Prior Plans that are used to pay the exercise price of a stock option or withheld to satisfy the tax withholding obligations related to any award and (ii) an annual increase on January 1st of each year beginning in 2022 through 2031, by the lesser of (a) 5% of the number of shares of all classes of the Company’s common stock issued and outstanding on December 31 immediately prior to the date of increase or (b) such number of shares determined by the board of directors. Under the 2021 Plan, as of December 31, 2024, 31.0 million shares of Class A common stock were authorized, of which 16.7 million shares of Class A common stock were available for future issuance.
2021 Employee Stock Purchase Plan
In August 2021, the Company launched the ESPP. The ESPP provides for concurrent six-month offering and purchase periods beginning February 15 and August 15 of each year. The Company has initially reserved 1.3 million shares of its Class A common stock for issuance and sale under the ESPP. On January 1 of each of year, 2022 through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of Class A common stock and shares of preferred stock of the Company (on an as converted to common stock basis) on the immediately preceding December 31; provided that the board of directors or compensation committee may in its sole discretion reduce the amount of the increase in any particular year. As of December 31, 2024, 3.7 million shares of Class A common stock were authorized of which 2.5 million shares of Class A common stock were available for future issuance.
The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount through payroll deductions of their eligible compensation, subject to certain plan limitations. On each purchase date, eligible employees can purchase the Company’s Class A common stock at a price per share equal to 85% of the lesser of the fair value of the Company’s Class A common stock on (i) the offering date or (ii) the purchase date. The offering date is the first day of any concurrent offering and purchase period, and the purchase date is the last day of any concurrent offering and purchase period. During the year ended December 31, 2024, 0.4 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $3.6 million. During the year ended December 31, 2023, 0.4 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $6.4 million. During the year ended December 31, 2022, 0.4 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $8.1 million.
For the ESPP, the Company recorded stock-based compensation expense of $1.4 million, $2.1 million, and $2.6 million during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there was $0.2 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the offering period ending on February 14, 2025. As of December 31, 2024, the Company recorded a liability of $1.6 million related to the accumulated payroll deductions, which are refundable to employees who withdraw from the ESPP. This amount is included within accrued expenses in the Consolidated Balance Sheets.
Stock Options
Under the Prior Plans and the 2021 Plan (collectively, the “Plans”), options must be granted with exercise prices not less than the fair value of the underlying common stock on the date of grant. Options granted generally vest over periods of up to four years and expire ten years from the grant date. In 2019,

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
the Company amended the terms and conditions of the Israeli Sub-Plan of the 2014 Plan. The Israeli Sub-Plan amendment allows the Company to grant options to Israeli employees or Israeli non-employees with exercise prices less than the fair value of the underlying common stock on the date of grant. The Company’s policy is to issue new shares of common stock upon the exercise of stock options.
A summary of the Company’s stock option activity under Plans for the year ended December 31, 2024 is as follows (in thousands, except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	5,159	$2.27	3.5	$59,998
Granted	—	—
Exercised	(1,056)	1.89
Forfeited/Canceled	(10)	2.16
Outstanding at December 31, 2024	4,093	$2.37	2.6	$19,945
Exercisable at December 31, 2024	4,088	$2.37	2.5	$19,913
No stock options were granted by the Company during the years ended December 31, 2024, 2023, and 2022. The total intrinsic value of options exercised in 2024, 2023, and 2022 was $7.9 million, $22.2 million, and $48.6 million, respectively. This intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option. During the year ended December 31, 2024, the tax benefit realized from stock option exercises was approximately $0.9 million.
During the years ended December 31, 2024, 2023, and 2022, the Company recorded stock-based compensation expense for stock option awards of $0.7 million, $1.1 million, and $2.8 million, respectively, under the Plans. As of December 31, 2024, total remaining stock-based compensation expense for unvested stock options is $0.1 million, which is expected to be recognized over a weighted average period of 0.2 years.
Restricted Stock Units
The Company has granted RSUs to certain employees and directors of the Company. RSUs granted generally vest over a period of four years from the grant date. For all RSUs, excluding the CEO Performance Award discussed below, the Company recorded stock-based compensation expense of $62.4 million, $67.7 million, and $65.6 million during the years ended December 31, 2024, 2023, and 2022, respectively.
On April 19, 2021, the Company granted the CEO Performance Award, which provided for a grant of 1.4 million RSUs. The CEO Performance Award consisted of five vesting tranches with a vesting schedule based on achieving stock price targets ranging from $67.61 per share to $157.75 per share, which is calculated as the volume-weighted average over a 30-day trading window following the first day

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
the Company becomes a publicly traded company, as well as satisfying certain minimum service requirements of one to five years. The award would expire ten years after the grant date.

Tranche	Number of RSUs Eligible to Vest	Company Stock Price Target	Minimum Service Period (in years)
1	279,600	$67.61	1
2	279,600	$82.63	2
3	279,600	$102.66	3
4	279,600	$127.70	4
5	279,600	$157.75	5
The Company estimated the grant date fair value of this award using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation. A Monte Carlo simulation model also was used to estimate a derived service period for each of the five vesting tranches, which is the measure of the expected time to achieve each of the stock price targets. The various assumptions used in the Monte Carlo simulation included an expected dividend yield of zero, expected term of ten years, estimated volatility of 59%, and a risk-free interest rate of 1.6%. Using these inputs, the weighted average grant date fair value was estimated to be $16.34 per share, the weighted average derived service period of each tranche was estimated to be 4.1 years and ranged from 3.2 to 5.0 years, and the aggregate stock-based compensation expense was estimated to be $22.8 million over the derived service period of each tranche using a graded attribution method.
On December 21, 2023, the Company entered into the Cancellation Agreement with the CEO, which provided for the cancellation of the 1.4 million market-based RSUs included in the CEO Performance Award. As of the date of the Cancellation Agreement, none of the stock price targets set forth in the CEO Performance Award had been met so that all of the RSUs were unvested. The cancellation resulted in an acceleration of unrecognized stock-based compensation expense from future periods into the fourth quarter of 2023. Accordingly, a $7.5 million one-time non-cash expense was recorded in the year ended December 31, 2023 in general and administrative expenses within the Company’s Consolidated Statements of Operations. During the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense of $13.3 million and $5.9 million, respectively, related to the CEO Performance Award.
A summary of the Company’s RSU activity for the year ended December 31, 2024 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	6,675	$20.36
Granted	5,578	11.41
Vested	(3,606)	18.61
Forfeited/Canceled	(1,633)	17.33
Unvested at December 31, 2024	7,014	$14.85
The weighted-average grant date fair value per share of RSUs granted for the years ended December 31, 2024, 2023, and 2022 were $11.41, $20.03, and $19.30, respectively. The total fair value of RSUs vested during the years ended December 31, 2024, 2023, and 2022 was $36.3 million, $47.1 million, and $48.1 million, respectively.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
As of December 31, 2024, total unrecognized stock-based compensation expense for unvested RSUs was $100.1 million, which is expected to be recognized over a weighted average period of 1.3 years. The Company had no outstanding performance-based RSUs as of December 31, 2024.

17.    Income Taxes
The following are domestic and foreign components of the Company’s income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(5,205)	$67,643	$71,136
Foreign	(1,292)	2,907	2,948
Income (loss) before income taxes	$(6,497)	$70,550	$74,084
The components of the Company's income tax expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$17,461	$30,124	$6,099
State and local	3,448	8,498	4,394
Foreign	1,250	801	2,373
Total current income tax expense	22,159	39,423	12,866
Deferred:
Federal	(15,054)	(14,866)	(5,517)
State and local	(2,126)	(2,414)	5,191
Foreign	1,378	(691)	50
Total deferred income tax benefit	(15,802)	(17,971)	(276)
Total income tax expense	$6,357	$21,452	$12,590

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
A reconciliation of the income taxes computed at the U.S. federal statutory tax rate of 21% to the income tax expense is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	$(1,380)	$14,816	$15,559
State and local income taxes, net of federal benefit	1,669	5,002	3,451
Foreign derived intangible income deduction	(645)	(1,110)	(519)
Foreign rate differential	(21)	(1,872)	56
Stock-based compensation	6,266	7,931	(435)
Officers compensation limitation	1,322	2,356	2,146
Non-deductible expenses	974	909	315
Tax credits	(6,635)	(9,189)	(17,598)
Uncertain tax positions	793	1,449	—
Change in valuation allowance	3,519	2,282	12,654
Return to provision	(154)	(1,532)	(3,775)
Other	649	410	736
Income tax expense	$6,357	$21,452	$12,590
During the year ended December 31, 2023, the Israeli Innovation Authority approved the Company’s application to be considered a Preferred Enterprise, as defined under the Law of Encouragement of Capital Investments, for the tax years ended December 31, 2023, 2022, 2021, and 2020. This approval resulted in a reduction in the statutory tax rate applied to the Company’s preferred income, as defined under the Law of Encouragement of Capital Investments, during those years from 23% to 16%. As a result, the Company recognized a cumulative benefit of $2.0 million during the year ended December 31, 2023, representing a $0.02 and $0.01 benefit to basic and diluted net income per share, respectively. The approval expired as of the end of the tax year ended December 31, 2023.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The components of deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$2,659	$409
Stock-based compensation	3,517	3,892
Accrued expenses	5,225	7,349
Tax credit carryforwards	17,421	15,606
Capitalized development	65,678	46,789
Operating lease liabilities	2,281	3,358
Intangible assets and goodwill	—	117
Total deferred tax assets	96,781	77,520
Less valuation allowance	(18,792)	(14,935)
Net deferred tax assets	77,989	62,585
Deferred tax liabilities:
Property and equipment	(357)	(736)
Operating lease right-of-use assets	(1,502)	(2,233)
Intangible assets and goodwill	(1,337)	—
Unremitted earnings of foreign subsidiaries	(1,047)	(776)
Deferred commissions	(1,823)	(2,346)
Other	(118)	(220)
Total deferred tax liabilities	(6,184)	(6,311)
Total net deferred tax assets	$71,805	$56,274
The Company regularly assesses the need for a valuation allowance against its deferred tax assets as prescribed by ASC 740, Income Taxes. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, which includes historical operating performance and the Company’s ability to generate sufficient taxable income in the future, whether it is more likely than not that some or all the deferred tax assets will not be realized. During the year ended December 31, 2024, the Company continued to maintain a valuation allowance against the deferred tax asset associated with carried forward California Research and Development Credits as the Company believes that it is more likely than not that it will not generate sufficient California sourced taxable income in future years to utilize that deferred tax asset and additionally established a valuation allowance against certain historic operating losses of foreign entities. These valuation allowances totaled $18.8 million and $14.9 million as of December 31, 2024 and 2023, respectively.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The change in the valuation allowance was comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Valuation allowance, at beginning of year	$14,935	$12,748	$—
Increase in valuation allowance recorded through earnings	3,520	2,281	12,654
Increase in valuation allowance recorded through purchase accounting	337	—	—
Decrease in valuation allowance recorded through other comprehensive income	—	(94)	—
Increase in valuation allowance recorded through other comprehensive income	—	—	94
Valuation allowance, at end of year	$18,792	$14,935	$12,748
As of December 31, 2024, the Company had no gross U.S. federal operating loss carryforwards, $5.3 million of gross state operating loss carryforwards, and $9.7 million of gross foreign operating loss carryforwards. The gross state operating loss carryforwards as of December 31, 2024 will expire at various dates beginning in the year ending December 31, 2036, if not utilized, while the foreign operating losses do not expire. As of December 31, 2023, the Company had no gross U.S. federal operating loss carryforwards, $9.1 million of gross state operating loss carryforwards, and no material gross foreign operating loss carryforwards. Additionally, as of December 31, 2024 and 2023, the Company had no U.S. federal credit carryforwards and state credit carryforwards of $26.4 million and $23.5 million, respectively. These amounts differ from the listing of deferred taxes above due to the federal detriment of state benefits, and unrecognized tax benefits recorded against the deferred tax. The majority of gross state credit carryforwards are not subject to expiration.
Utilization of domestic net operating loss and credit carryforwards may be subject to an annual limitation provided for in the Internal Revenue Code and similar state codes. Such annual limitation could result in the expiration of net operating loss and credit carryforwards before utilization. The Company does not believe that such limitation rules will have a material impact on the consolidated financial statements.
The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefit, beginning of year:	$24,330	$17,077	$6,337
Gross increases - tax positions in prior year	1,075	3,912	7,720
Gross increases - tax positions in current year	2,056	3,341	3,020
Gross decreases - tax positions in prior year	(674)	—	—
Unrecognized tax benefit, end of year	$26,787	$24,330	$17,077
For the years ended December 31, 2024 and 2023, the Company had gross unrecognized tax benefits of $26.8 million and $24.3 million, respectively. If recognized, $24.8 million, or $18.2 million net of existing valuation allowances, of unrecognized tax benefits would impact the Company’s effective tax rate. The Company has accrued $0.9 million of interest and penalties related to unrecognized tax benefits reflected in the consolidated financial statements during the year ended December 31, 2024. The Company did not accrue interest and penalties related to unrecognized tax benefits reflected in the consolidated financial statements during the years ended December 31, 2023 and 2022. The Company believes that any change to the unrecognized tax benefits in the next 12 months will not be material to the consolidated financial statements.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
In the normal course of business, the Company is subject to taxation in and is regularly audited by federal, state, and foreign tax authorities. Due to the Company’s historic net operating loss and tax credit carryforwards, the Company’s domestic income tax returns are open to examination by the Internal Revenue Service beginning with tax year 2013 and by state taxing authorities beginning with tax year 2014. As of December 31, 2024, the Company is undergoing routine tax examinations in various state and foreign taxing jurisdictions in which the Company has operated. These examinations cover various tax years and are in various stages of finalization. The Company believes that any income taxes ultimately assessed by any taxing authorities will not materially exceed amounts for which the Company has already provided.
As of December 31, 2024, the Company does not consider the available cash balances related to undistributed earnings of its foreign subsidiaries to be indefinitely reinvested.

18.    Subsequent Events
In January 2025, the compensation committee of the Company’s board of directors approved the suspension of its ESPP following the completion of the purchase of shares of its common stock for the offering period that ended February 14, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2024. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework). Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2024, the following individual(s) serving as a director and/or an officer (as defined in Rule 16a-1(f) of the Exchange Act) of our company adopted or terminated a trading plan for the purchase or sale of our securities as described in Item 408 of Regulation S-K. The material terms of these plans, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the “Rule 10b5-1 Plans”), are as follows:
•On December 10, 2024, Boris Shimanovsky, our Executive Vice President, Chief Technology Officer, adopted a Rule 10b5-1 Plan for the potential sale of up to 164,105 shares of common stock. The plan’s expiration date is March 31, 2026.
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
Part III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders under the captions “Proposal No. 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Delinquent Section 16(a) Reports,” to be filed with the SEC within 120 days after the end of calendar year 2024 pursuant to Regulation 14A, which information is incorporated herein by this reference.
We have adopted an Insider Trading Policy applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by Item 11 will be included in the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders under the captions “Executive Officers,” “Corporate Governance,” “Compensation Discussion and Analysis,” and “Director Compensation,” to be filed with the SEC within 120 days after the end of calendar year 2024 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Incentive Arrangements,” to be filed with the SEC within 120 days after the end of calendar year 2024 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders under the captions “Certain Relationships” and “Corporate Governance,” to be filed with the SEC within 120 days after the end of calendar year 2024 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees and Other Matters,” to be filed with the SEC within 120 days after the end of calendar year 2024 pursuant to Regulation 14A, which information is incorporated herein by this reference.

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
(3) Exhibits:

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation, as amended.	10-Q	001-40406	3.1	8/07/2024
3.2	Amended and Restated Bylaws.	8-K	001-40406	3.1	4/27/2023
4.1	Form of Class A common stock certificate.	S-1	333-255488	4.1	4/23/2021
4.2	Form of Class B common stock certificate.	S-8	333-256155	4.6	5/14/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated April 22, 2021, by and between ZipRecruiter, Inc. and certain security holders.	S-1	333-255488	4.2	4/23/2021
4.4	Indenture, dated as of January 12, 2022, among ZipRecruiter, Inc. and Computershare Trust Company, N.A., as trustee.	8-K	001-40406	4.1	1/12/2022
4.5	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.4).	8-K	001-40406	4.2	1/12/2022
4.6	Description of Registered Securities.	10-K	001-40406	4.6	3/03/2022
10.1*	Form of Indemnification Agreement by and between ZipRecruiter, Inc. and each of its directors and executive officers.	S-1	333-255488	10.1	4/23/2021
10.2*	2014 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-255488	10.3	4/23/2021
10.3*	2021 Equity Incentive Plan and the forms of award agreements thereunder.	S-8	333-256155	4.9	5/14/2021
10.4*	2021 Employee Stock Purchase Plan.	S-1	333-255488	10.5	4/23/2021
10.5*	Offer Letter by and between ZipRecruiter, Inc. and Ian Siegel, dated April 22, 2021.	S-1	333-255488	10.6	4/23/2021
10.6*	Letter Agreement, effective as of December 15, 2021, by and between ZipRecruiter, Inc. and Tim Yarbrough.	10-K	001-40406	10.7	2/27/2023

10.7*	Offer Letter by and between ZipRecruiter, Inc. and Boris Shimanovsky, dated April 22, 2021.	S-1	333-255488	10.7	4/23/2021
10.8*	Form of Change in Control and Severance Agreement.	S-1	333-255488	10.9	4/23/2021
10.9	Lease Agreement, dated September 30, 2017, between Hudson 604 Arizona, LLC and ZipRecruiter, Inc.	S-1	333-255488	10.15	4/23/2021
10.10	First Amendment to Lease Agreement, dated December 15, 2017, by and between Hudson 604 Arizona, LLC and ZipRecruiter, Inc.	S-1	333-255488	10.16	4/23/2021
10.11	Sublease Agreement, dated January 31, 2018, between SwitchUp Ltd. and ZipRecruiter Israel Ltd.	S-1	333-255488	10.17	4/23/2021
10.12	Office Lease, dated March 2, 2020, by and between DARED 89 LLC and ZipRecruiter, Inc.	S-1	333-255488	10.19	4/23/2021
10.13	Second Amended and Restated Loan and Security Agreement, dated September 20, 2020, between the Company and Silicon Valley Bank.	S-1	333-255488	10.20	4/23/2021
10.14*	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement, granted April 19, 2021, by and between ZipRecruiter, Inc. and Ian Siegel.	S-1	333-255488	10.21	4/23/2021
10.15*	Letter Agreement, dated April 22, 2021, by and between ZipRecruiter, Inc. and Ian Siegel.	S-1	333-255488	10.22	4/23/2021
10.16	Credit Agreement, dated April 30, 2021, by and among ZipRecruiter, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	S-1	333-255488	10.23	4/23/2021
10.17	Amendment No. 1 to Credit Agreement, dated November 19, 2021, by and among ZipRecruiter, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	001-40406	10.25	3/03/2022
10.18	Amendment No. 2 to Credit Agreement, dated January 10, 2022, by and among ZipRecruiter, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-40406	10.1	1/12/2022
10.19*	2021 Employee Stock Purchase Plan Sub-Plan for Israeli Participants.	8-K	001-40406	99.1	9/22/2021
10.20*	Letter Agreement, effective as of December 15, 2021, by and between ZipRecruiter, Inc. and Amy Garefis.	10-K	001-40406	10.8	2/27/2023
10.21*	Letter Agreement, dated December 15, 2021, by and between ZipRecruiter, Inc. and David Travers.	10-K	001-40406	10.29	3/03/2022
10.22*	Annual Executive Incentive Plan.	10-K	001-40406	10.30	3/03/2022

10.23	Amendment No. 3 to Credit Agreement, dated April 26, 2022, by and among ZipRecruiter, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-40406	10.1	8/15/2022
10.24	Amendment No. 4 to Credit Agreement, dated March 28, 2023, by and among ZipRecruiter, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-40406	10.1	5/09/2023
10.25	Waiver Agreement dated May 31, 2023 by and between Ian Siegel and ZipRecruiter, Inc.	8-K	001-40406	10.1	5/31/2023
10.26	Restricted Stock Unit Cancellation Agreement, dated December 21, 2023, between ZipRecruiter, Inc. and Ian Siegel.	8-K	001-40406	10.1	12/21/2023
10.27	Amendment to the Sublease Agreement, effective as of December 27, 2023, between SwitchUp Ltd. and ZipRecruiter Israel Ltd.	10-Q	001-40406	10.1	5/09/2024
10.28	Augmenting Lender Supplement, dated as of July 8, 2024, by and among ZipRecruiter, Inc., Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-40406	10.1	8/07/2024
10.29	Office Lease, dated as of October 15, 2024, between SMBP LLC and ZipRecruiter, Inc.	10-Q	001-40406	10.2	11/06/2024
19.1	ZipRecruiter, Inc. Insider Trading Policy.					X
21.1	Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97*	ZipRecruiter, Inc. Compensation Recovery Policy.	10-K	001-40406	97	2/28/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.	X
* Management contract or compensatory plan or arrangement.
† Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on February 25, 2025.

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

Signature	Title	Date

/s/ Ian Siegel	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2025
Ian Siegel

/s/ Timothy Yarbrough	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 25, 2025
Timothy Yarbrough

/s/ Lora Bartolome	Senior Vice President, Accounting and Controller (Principal Accounting Officer)	February 25, 2025
Lora Bartolome

/s/ Brie Carere	Director	February 25, 2025
Brie Carere

/s/ Mike Gupta	Director	February 25, 2025
Mike Gupta

/s/ Yvonne Hao	Director	February 25, 2025
Yvonne Hao

/s/ Cipora Herman	Director	February 25, 2025
Cipora Herman

/s/ Blake Irving	Director	February 25, 2025
Blake Irving

/s/ Emily McEvilly	Director	February 25, 2025
Emily McEvilly