Form 10-Q
period 2025-03-31
ZIPRECRUITER, INC.
filed 2025-05-08
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 79,873,424 shares of Class A common stock outstanding and 13,029,486 shares of Class B common stock outstanding as of May 1, 2025.

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in research and development, sales and marketing, and general and administrative expenses (including any components of the foregoing), and our ability to achieve and/or maintain future profitability;
•effects of a variety of global business and macroeconomic factors that affect our business, the employment market, and the economy in general, including inflationary pressures, a volatile interest rate environment, increasing borrowing costs, cybersecurity incidents, changes in laws, regulations and administrative policy, including those that impact trade agreements and tariffs, the U.S. presidential and other federal, state and local elections, and the impacts of the wars in Ukraine and the Middle East;
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZipRecruiter, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$221,077	$218,432
Marketable securities	247,147	287,449
Accounts receivable, net of allowances of $2,131 and $1,976 at March 31, 2025 and December 31, 2024, respectively	24,809	23,454
Prepaid expenses and other assets	9,905	10,059
Deferred commissions, current portion	3,984	4,279
Total current assets	506,922	543,673
Property and equipment, net	4,676	4,889
Operating lease right-of-use assets	5,738	6,007
Internal-use software, net	18,222	18,510
Deferred commissions, net of current portion	2,673	2,915
Intangible assets, net	4,853	5,339
Goodwill	8,518	8,518
Deferred tax assets, net	77,280	73,737
Other assets	494	472
Total assets	$629,376	$664,060

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$8,790	$10,519
Accrued expenses	40,765	43,493
Accrued interest	5,985	12,866
Deferred revenue	11,724	10,837
Operating lease liabilities, current portion	2,085	2,786
Other current liabilities	2,901	1,093
Total current liabilities	72,250	81,594
Operating lease liabilities, net of current portion	6,286	6,286
Long-term borrowings, net	543,926	543,649
Other long-term liabilities	18,240	19,101
Total liabilities	640,702	650,630
Commitments and contingencies (Note 9)

Stockholders' equity (deficit)
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of March 31, 2025 and December 31, 2024; 82,953 and 75,615 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Class B convertible common stock, $0.00001 par value; 700,000 shares authorized as of March 31, 2025 and December 31, 2024; 13,225 and 22,829 shares issued and 13,030 and 22,634 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Class B treasury stock, 195 shares outstanding as of March 31, 2025 and December 31, 2024	(644)	(644)
Additional paid-in capital	20,549	32,402
Accumulated deficit	(31,216)	(18,385)
Accumulated other comprehensive income (loss)	(16)	56
Total stockholders' equity (deficit)	(11,326)	13,430
Total liabilities and stockholders' equity (deficit)	$629,376	$664,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$110,065	$122,239
Cost of revenue	11,655	13,321
Gross profit	98,410	108,918
Operating expenses
Sales and marketing	58,468	54,693
Research and development	33,266	36,076
General and administrative	18,345	19,055
Total operating expenses	110,079	109,824
Loss from operations	(11,669)	(906)
Other income (expense)
Interest expense	(7,392)	(7,356)
Other income (expense), net	5,355	4,879
Total other income (expense), net	(2,037)	(2,477)
Loss before income taxes	(13,706)	(3,383)
Income tax expense (benefit)	(875)	3,122
Net loss	(12,831)	(6,505)
Net loss per share:
Basic and diluted	$(0.13)	$(0.07)
Weighted average shares used in computing net loss per share:
Basic and diluted	98,066	98,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(12,831)	$(6,505)
Other comprehensive loss, net of tax:
Change in unrealized losses on available-for-sale debt securities	(72)	(80)
Total other comprehensive loss	(72)	(80)
Total comprehensive loss	$(12,903)	$(6,585)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands)
(unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	75,615	$1	22,829	$—	(195)	$(644)	$32,402	$(18,385)	$56	$13,430
Conversion of Class B stock to Class A stock	10,924	—	(10,924)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	10	—	1,308	—	—	—	1,485	—	—	1,485
Issuance of common stock upon the vesting and settlement of RSUs	901	—	18	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	14,828	—	—	14,828
Shares withheld related to net share settlement	(363)	—	(6)	—	—	—	(2,201)	—	—	(2,201)
Shares issued under employee stock purchase plan	256	—	—	—	—	—	1,665	—	—	1,665
Repurchase and retirement of common stock	(4,390)	—	—	—	—	—	(27,475)	—	—	(27,475)
Share repurchase excise tax	—	—	—	—	—	—	(155)	—	—	(155)
Net loss	—	—	—	—	—	—	—	(12,831)	—	(12,831)
Other comprehensive loss	—	—	—	—	—	—	—	—	(72)	(72)
Balance as of March 31, 2025	82,953	$1	13,225	$—	(195)	$(644)	$20,549	$(31,216)	$(16)	$(11,326)

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

ZipRecruiter, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(12,831)	$(6,505)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	14,627	18,576
Depreciation and amortization	2,976	3,110
Provision (recovery) for bad debts	298	(558)
Deferred income taxes	(4,607)	(13,686)
Non-cash lease expense	1,047	986
Amortization and accretion of marketable securities	(2,256)	(2,564)
Other	725	1,112
Change in operating assets and liabilities:
Accounts receivable	(1,653)	1,550
Prepaid expenses and other assets	72	1,978
Deferred commissions	537	302
Other assets	435	202
Accounts payable	(1,718)	(2,014)
Accrued expenses and other liabilities	(148)	7,613
Accrued interest	(6,881)	(6,902)
Deferred revenue	891	152
Operating lease liabilities	(1,428)	(1,319)
Net cash provided by (used in) operating activities	(9,914)	2,033
Cash flows from investing activities
Purchases of property and equipment	(295)	(126)
Capitalized internal-use software costs	(2,619)	(2,870)
Purchases of marketable securities	(146,657)	(142,717)
Sales of marketable securities	983	—
Paydowns, maturities, and redemptions of marketable securities	187,642	151,452
Net cash provided by investing activities	39,054	5,739
Cash flows from financing activities
Repurchase of common stock	(27,475)	(6,373)
Proceeds from exercise of stock options	1,516	271
Payments of tax withholdings on net settlement of equity awards	(2,201)	(4,795)
Proceeds from issuance of stock under employee stock purchase plan	1,665	2,582
Net cash used in financing activities	(26,495)	(8,315)
Net increase (decrease) in cash and cash equivalents	2,645	(543)
Cash and cash equivalents
Beginning of period	218,432	283,043
End of period	$221,077	$282,500
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
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements.
In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the condensed consolidated financial statements.
There have been no changes in the Company’s accounting policies from those disclosed in the Company’s audited consolidated financial statements and the related notes included in the 2024 Form 10-K.
The operating results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025 or any future period.
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
The Company classifies and accounts for its debt securities as available-for-sale, and it carries such securities at fair value with unrealized gains and losses reported net of tax as a separate component of stockholders' equity (deficit) in accumulated other comprehensive income (loss). During both the three months ended March 31, 2025 and 2024, in connection with its available-for-sale debt securities, the

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company recorded pre-tax unrealized losses of $0.1 million in other comprehensive loss with no associated tax benefit.
The Company determines any realized gains and losses on the sale of its available-for-sale debt securities using a specific identification method, and it records such gains and losses through other income (expense), net in its condensed consolidated statements of operations. During the three months ended March 31, 2025, the Company recorded $1.0 million in proceeds related to sales of its available-for-sale debt securities and no material gross realized gains or gross realized losses as a result of those sales. Such securities were purchased during the three months ended March 31, 2025, and consequently, the Company did not reclassify any amounts out of beginning accumulated other comprehensive income (loss) into other income (expense), net in the condensed consolidated statements of operations. During the three months ended March 31, 2024, the Company did not have any sales of its available-for-sale debt securities and consequently, did not reclassify any amounts out of accumulated other comprehensive income (loss) into other income (expense), net in the condensed consolidated statements of operations.
Segments and Geographic Information
The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer (the “CEO”), regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources.
The accounting policies of the Company’s single operating segment are the same as those described in the summary of significant accounting policies in Note 2 within the 2024 Form 10-K. The CODM uses net income (loss) as reported within the Company’s condensed consolidated statements of operations as the primary measure of profit or loss for purposes of assessing performance for the Company’s single operating segment and determining how to allocate resources into the Company’s single operating segment or into other parts of the entity, such as for acquisitions. Additionally, net income (loss) is used to monitor budget versus actual results to assess the performance of the segment. All cost and expense line items reported within the Company’s condensed consolidated statements of operations, as well as marketing and advertising expense, depreciation and amortization, and stock-based compensation expense, are significant.
The Company has disclosed amounts related to marketing and advertising expense within the table below in this Note 2, depreciation and amortization within the condensed consolidated statements of cash flows and stock-based compensation expense within Note 11. Additionally, the CODM does not evaluate operating segments using asset information.
Sales and marketing costs are expensed as incurred, and consist of the following:

	Three Months Ended March 31,
	2025	2024
Marketing and advertising	$31,377	$25,530
Other sales and marketing	27,091	29,163
Total sales and marketing	$58,468	$54,693
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Revenue is attributed to geographic regions based on locations where services are provided to the Company’s customers. Foreign countries outside of the United States, in aggregate, accounted for less than 2% of the Company’s revenue for each of the three months ended March 31, 2025 and 2024. In addition, long-lived assets outside of the United States were not material as of March 31, 2025 and December 31, 2024.
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
One customer accounted for 11% and 14% of the Company’s outstanding accounts receivable as of March 31, 2025 and December 31, 2024, respectively. One additional customer accounted for 12% and 10% of the Company’s outstanding accounts receivable as of March 31, 2025 and December 31, 2024, respectively. The Company closely monitors the financial conditions of the foregoing customers, which have been in good credit standing. No other customer individually accounted for 10% or more of the Company’s outstanding accounts receivable as of March 31, 2025 and December 31, 2024. As such, the Company does not consider the concentration of its accounts receivable to be a material risk. For the three months ended March 31, 2025 and 2024, there were no customers that individually represented 10% or more of revenue.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated information about certain income statement expense line items on an annual and interim basis. The update will be effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 on either a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of this update on its consolidated financial statements.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3.    Net Loss Per Share
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss per share, basic and diluted:
Net loss	$(12,831)	$(6,505)
Weighted average shares of Class A and Class B common stock outstanding	98,066	98,962
Net loss per share, basic and diluted	$(0.13)	$(0.07)
The weighted average number of potentially dilutive common stock equivalents of 11.6 million and 12.6 million were excluded from the computation of diluted net loss per share during the three months ended March 31, 2025 and 2024, respectively, because their inclusion would have been anti-dilutive.

4.    Acquisitions
On July 23, 2024, the Company acquired 100% of the outstanding share capital in Breakroom, a UK-based employee review platform focused on frontline industries such as retail and hospitality. The fair value of consideration transferred on the date of acquisition totaled $13.3 million, consisting of $12.4 million paid in cash and a liability of $0.9 million assumed related to non-employee investor holdback consideration. Such non-employee investor holdback consideration is payable one year subsequent to the date of acquisition and is presented within accrued expenses in the condensed consolidated balance sheets as of March 31, 2025.
The total consideration was allocated primarily to goodwill of $6.8 million and identifiable intangible assets of $6.2 million, which included developed technology of $5.8 million with an estimated useful life of three years and trade names and trademarks of $0.4 million with an estimated useful life of ten years. Amortization expense for such finite-lived intangible assets was $0.5 million during the three months ended March 31, 2025.

5.    Revenue Information
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Three Months Ended March 31,
	2025	2024
Subscription	$85,365	$96,561
Performance-based	24,700	25,678
Total revenue	$110,065	$122,239
The Company recognized $10.2 million and $12.1 million of revenue during the three months ended March 31, 2025 and 2024, respectively, that was included in the deferred revenue balances as of December 31, 2024 and 2023, respectively.
As of March 31, 2025 and December 31, 2024, the Company had no contract assets.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Performance Obligations
No revenue was recognized during the three months ended March 31, 2025 and 2024 from performance obligations satisfied in previous periods.
As of March 31, 2025, the Company did not have any material remaining performance obligations expected to be recognized in the future. Generally, any remaining performance obligations relate primarily to subscription services such as time-based job posting plans, upsell services, and resume database plans that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.

6.    Financial Instruments
Fair Value Measurements
The following table presents the Company’s financial assets measured at fair value on a recurring basis, as well as the amortized cost basis and gross unrealized gains and losses of those assets as of March 31, 2025 (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$165,741	$—	$—	$165,741	$165,741	$—
Money market mutual funds	27,156	—	—	27,156	27,156	—
U.S. treasury securities	140,893	7	(6)	140,894	6,516	134,378
Subtotal	333,790	7	(6)	333,791	199,413	134,378
Level 2:
Commercial paper	20,787	—	—	20,787	2,679	18,108
Certificates of deposit	—	—	—	—	—	—
Corporate notes and obligations	96,906	8	(26)	96,888	16,483	80,405
Asset-backed securities	16,757	4	(3)	16,758	2,502	14,256
Subtotal	134,450	12	(29)	134,433	21,664	112,769
Total cash, cash equivalents, and marketable securities	$468,240	$19	$(35)	$468,224	$221,077	$247,147

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of December 31, 2024, the Company’s financial assets consisted of the following (in thousands):

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
The carrying amounts of the Company’s remaining financial instruments not discussed in the above table, including accounts receivable and accounts payable, approximate fair value because of their short-term maturities, except for the Company’s senior unsecured notes due 2030 (the “Notes”) which are valued on a quarterly basis for disclosure purposes only based on quoted prices for the Notes in less active markets and categorized accordingly as Level 2 in the fair value hierarchy. The aggregate fair value of the Notes was estimated to be approximately $484.0 million as of March 31, 2025 and approximately $496.4 million as of December 31, 2024.
Equity Securities
The Company’s investments in equity securities consist primarily of money market mutual funds. During the three months ended March 31, 2025 and 2024, the Company recorded no unrealized gains or losses in connection with its money market mutual funds held as of March 31, 2025.
Available-for-sale Debt Securities
The following table summarizes the fair value of the Company’s available-for-sale debt securities by contractual maturity as of March 31, 2025 (in thousands):

Due within 1 year	$266,929
Due after 1 year through 5 years	8,398
Total available-for-sale debt securities	$275,327

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months as of March 31, 2025 (in thousands):

	Fair Value	Gross Unrealized Losses
Asset-backed securities	$11,059	$(3)
Corporate notes and obligations	63,867	(26)
U.S. treasury securities	70,865	(6)
Total available-for-sale debt securities	$145,791	$(35)
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months as of December 31, 2024 (in thousands):

	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	74,872	(40)
Total available-for-sale debt securities	$74,872	$(40)
The Company had no available-for-sale debt securities in a continuous unrealized loss position for more than 12 months as of March 31, 2025 or December 31, 2024.
The Company did not recognize any credit losses for its available-for-sale debt securities during the three months ended March 31, 2025 and 2024. The Company had no ending allowance balances for credit losses as of March 31, 2025 or December 31, 2024.
During the three months ended March 31, 2025, the Company recorded $1.0 million in proceeds related to sales of its available-for-sale securities. The Company recorded no material gross realized gains or gross realized losses in its condensed consolidated statements of operations as a result of those sales. During the three months ended March 31, 2024, the Company had no sales of its available-for-sale debt securities.

7.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued compensation and benefits	$11,334	$18,415
Accrued marketing	15,138	10,956
Accrued commissions	3,920	3,913
Accrued partner expenses	1,151	1,204
Accrued refunds and customer liabilities	2,195	1,982
Other accrued expenses	7,027	7,023
Total accrued expenses	$40,765	$43,493

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8.    Debt
Credit Facility
In April 2021, the Company entered into a $250.0 million credit facility agreement with a syndicate of banks. In July 2024, the Company entered into a supplement to the credit facility agreement, which increased the aggregate revolving commitments available under the credit facility from $250.0 million to $290.0 million. The credit facility has a maturity date of April 30, 2026. The Company had no amounts outstanding under its credit facility and was in compliance with the financial covenants as of March 31, 2025. The amount available under the credit facility as of March 31, 2025 was $286.6 million, which is the credit limit less letters of credit outstanding of $3.4 million.
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
The Company includes its Notes, net of debt issuance costs, within long-term borrowings in its condensed consolidated balance sheets. As of March 31, 2025, the Company had a carrying amount of approximately $6.1 million of debt issuance costs related to the Notes.
For the three months ended March 31, 2025 and 2024, the Company recognized $7.2 million and $7.1 million, respectively, in interest expense related to the Notes, with an effective interest rate of 5.4% for all periods. Such interest expense includes $0.3 million related to the amortization of debt issuance costs for both the three months ended March 31, 2025 and 2024.

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
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of March 31, 2025, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10.    Share Repurchase Program
The Company’s board of directors has authorized the Company to repurchase up to $650.0 million of outstanding shares of its common stock pursuant to a share repurchase program (the “Program”). Under the Program, the Company may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The Program does not obligate the Company to repurchase shares of common stock. There is no minimum or maximum number of shares to be repurchased under the Program.
During the three months ended March 31, 2025, the Company repurchased 4.6 million shares of its Class A common stock for $27.4 million under the Program, including 2.4 million shares of its Class A common stock delivered under a Rule 10b5-1 plan totaling $14.5 million, and 2.2 million shares of its Class A common stock purchased in the open market totaling $12.9 million.
Approximately $95.7 million remains available for future repurchases of Class A common stock under the Program as of March 31, 2025.
All shares repurchased under the Program were immediately retired. Repurchased shares reduced the Company’s outstanding shares and its weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share.

11.    Stock-Based Compensation
Total stock-based compensation expense is recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$128	$173
Sales and marketing	2,429	2,832
Research and development	7,448	9,460
General and administrative	4,622	6,111
Total stock-based compensation	$14,627	$18,576
Equity Incentive Plan and Employee Stock Purchase Plan
Under the Company’s 2021 Equity Incentive Plan, as of March 31, 2025, 35.9 million shares of Class A common stock were authorized, of which 18.6 million shares of Class A common stock were available for future issuance. The number of shares reserved for issuance was increased in January 2025 pursuant to the evergreen provisions set forth in the 2021 Equity Incentive Plan.
Under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), as of March 31, 2025, 4.5 million shares of Class A common stock were authorized. The number of shares reserved for issuance was increased in January 2025 pursuant to the evergreen provisions set forth in the ESPP.
The ESPP provides for concurrent six-month offering and purchase periods beginning February 15 and August 15 of each year. During the three months ended March 31, 2025, 0.3 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $1.7 million. In January 2025, the compensation committee of the Company’s board of directors approved the suspension of its ESPP following the completion of the purchase of shares of its common stock for the offering period that

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
ended February 14, 2025. As such, because there was no ongoing offering and purchase period as of March 31, 2025, the Company did not record any liability related to accumulated payroll deductions under the ESPP.
Stock Options
A summary of the Company’s stock option activity for the three months ended March 31, 2025 is as follows (in thousands, except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2024	4,093	$2.37
Granted	—	—
Exercised	(1,318)	1.13
Forfeited/Canceled	(11)	2.75
Outstanding at March 31, 2025	2,764	$2.96
Exercisable at March 31, 2025	2,763	$2.96
As of March 31, 2025, total remaining stock-based compensation expense for unvested stock options is not material.
Restricted Stock Units
For all restricted stock units (“RSUs”), the Company recorded stock-based compensation expense of $14.8 million and $18.6 million during the three months ended March 31, 2025 and 2024, respectively.
A summary of the Company’s RSU activity for the three months ended March 31, 2025 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	7,014	$14.85
Granted	3,274	5.60
Vested	(919)	15.09
Forfeited/Canceled	(229)	16.85
Unvested at March 31, 2025	9,140	$11.46
As of March 31, 2025, total unrecognized stock-based compensation expense for unvested RSUs was $100.0 million, which is expected to be recognized over a weighted average period of 1.4 years.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12.    Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The income tax expense (benefit), effective tax rates, and statutory federal income tax rates for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024
Income tax expense (benefit)	$(875)	$3,122
Effective tax rate	6.4%	(92.3)%
Statutory federal income tax rate	21%	21%
The effective tax rate for the three months ended March 31, 2025 differed from the U.S. federal statutory tax rate of 21% primarily due to tax detriments relating to the settlement of RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, state taxes, and net tax benefits from research and development tax credits.
The effective tax rate for the three months ended March 31, 2024 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes, tax detriments relating to the settlement of RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, and net tax benefits from research and development tax credits.
During the three months ended March 31, 2025, the Company continued to record reserves for the current year uncertain tax positions recognized within the effective tax rate. The Company believes that any change to the unrecognized tax benefits in the next 12 months will not be material to the condensed consolidated financial statements.

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
For the three months ended March 31, 2025, our revenue was $110.1 million and we had a net loss of $12.8 million and Adjusted EBITDA of $5.9 million. For the three months ended March 31, 2024, our revenue was $122.2 million, and we had a net loss of $6.5 million and Adjusted EBITDA of $20.8 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income (loss) to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”
KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
Quarterly Paid Employers	71,572	70,458	65,222	57,833	63,466
Revenue per Paid Employer	$1,708	$1,755	$1,795	$1,920	$1,734

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Adjusted EBITDA	$5,934	$20,780
Adjusted EBITDA margin	5%	17%
Quarterly Paid Employers
We quantify the revenue-generating customer base as the number of Paid Employers in our marketplace. The Quarterly Paid Employer metric includes all actively recruiting employers (or entities acting on behalf of employers) on a paying subscription plan or performance marketing campaign for at least one day in a given quarter. Paid Employers excludes employers from our third-party sites or other indirect channels, employers who are not actively recruiting and employers on free trials. This group of employers excluded from our Paid Employer count does not contribute a significant amount of revenue.
In the quarter ended March 31, 2025, Quarterly Paid Employers increased 10% when compared to the quarter ended December 31, 2024 versus a sequential increase of only 1% in the quarter ended March 31, 2024 when compared to the quarter ended December 31, 2023.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the quarter ended March 31, 2025, Revenue per Paid Employer decreased when compared to the quarter ended December 31, 2024. While we believe our products and services continued to improve and offered more value for employers of all sizes, we saw a sequential decline in Revenue per Paid Employer as new and returning Paid Employers ramped up hiring over the course of the quarter ended March 31, 2025, following the holiday slowdown.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as our net income (loss) before interest expense, other income (expense), net, income tax expense (benefit), and depreciation and amortization, adjusted to eliminate stock-based compensation expense. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss	$(12,831)	$(6,505)
Stock-based compensation	14,627	18,576
Depreciation and amortization	2,976	3,110
Interest expense	7,392	7,356
Other (income) expense, net	(5,355)	(4,879)
Income tax expense (benefit)	(875)	3,122
Adjusted EBITDA	$5,934	$20,780
The following tables present net loss margin and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Revenue	$110,065	$122,239
Net loss	(12,831)	(6,505)
Net loss margin	(12)%	(5)%

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Revenue	$110,065	$122,239
Adjusted EBITDA	5,934	20,780
Adjusted EBITDA margin	5%	17%
Impact of Macroeconomic Conditions
We had a lower number of Quarterly Paid Employers in our marketplace in the quarter ended March 31, 2025 compared to the prior-year period. In the quarter ended March 31, 2025, we delivered $110.1 million in revenue, which is a 10% decrease compared to the quarter ended March 31, 2024. Despite Revenue per Paid Employer being higher in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 as our products and services continued to improve and offered more value for employers, we saw employers continue to moderate hiring plans given the uncertainty in the economy. With those currently employed continuing to leave their jobs at a low rate during the quarter ended March 31, 2025, hiring levels remained lower compared to the quarter ended March 31, 2024.
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
For a description of our revenue accounting policies, see Note 2 – Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or the 2024 Form 10-K.
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
We expect that sales and marketing expenses will decrease or increase on an absolute dollar basis as we adjust our highly variable sales and marketing spend budget throughout economic cycles to conserve or reallocate spend to where we see the greatest returns. Additionally, sales and marketing expenses may vary from period to period as a percentage of revenue for the foreseeable future as we constantly measure the expected returns of specific sales and marketing initiatives and adjust spend levels up or down accordingly. This discipline has been a key aspect of our strong financial performance through a wide range of macroeconomic conditions. We expect that these expenses will continue to be our largest operating expense category for the foreseeable future as we continue to expand on our sales and marketing efforts over time.
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
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rate for the three months ended March 31, 2025 differed from the U.S. federal statutory rate of 21% primarily due to tax detriments relating to the settlement of restricted stock units, or RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, state taxes, and net tax benefits from research and development tax credits. The effective tax rate for the three months ended March 31, 2024 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes, tax detriments relating to the settlement of RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, and net tax benefits from research and development tax credits.

Results of Operations
The following table sets forth our consolidated results of operations for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue(1)	$110,065	$122,239
Cost of revenue(2)	11,655	13,321
Gross profit	98,410	108,918
Operating expenses
Sales and marketing(2)	58,468	54,693
Research and development(2)	33,266	36,076
General and administrative(2)	18,345	19,055
Total operating expenses	110,079	109,824
Loss from operations	(11,669)	(906)
Other income (expense)
Interest expense	(7,392)	(7,356)
Other income (expense), net	5,355	4,879
Total other income (expense), net	(2,037)	(2,477)
Loss before income taxes	(13,706)	(3,383)
Income tax expense (benefit)	(875)	3,122
Net loss	$(12,831)	$(6,505)

____________
(1)Revenue was comprised as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Subscription	$85,365	$96,561
Performance-based	24,700	25,678
Total revenue	$110,065	$122,239
(2)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$128	$173
Sales and marketing	2,429	2,832
Research and development	7,448	9,460
General and administrative	4,622	6,111
Total stock-based compensation	$14,627	$18,576

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$110,065	$122,239	$(12,174)	(10)%
Revenue decreased by $12.2 million, or 10%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, reflecting the lower number of Quarterly Paid Employers in our marketplace primarily due to the labor market continuing to be impacted by high interest rates in the current period as well as overall economic uncertainty, which posed challenges to many businesses. Subscription revenue decreased by $11.2 million, or 12%, and performance-based revenue decreased by $1.0 million, or 4%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Despite Revenue per Paid Employer being higher in the current period as our products and services continued to improve and offered more value for employers, we saw employers continue to moderate hiring plans given the uncertainty in the economy. With those currently employed continuing to leave their jobs at a low rate during the quarter ended March 31, 2025, hiring levels remained lower compared to the quarter ended March 31, 2024.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$11,655	$13,321	$(1,666)	(13)%
Gross margin	89%	89%
Cost of revenue decreased by $1.7 million, or 13%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a decrease of $0.6 million in third-party hosting fees, a decrease of $0.5 million in partner revenue share, and a decrease of $0.3 million in credit card processing fees. Gross margin was 89% in both the three months ended March 31, 2025 and March 31, 2024, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.
Sales and Marketing

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$58,468	$54,693	$3,775	7%
Percentage of revenue	53%	45%
Sales and marketing expenses increased by $3.8 million, or 7%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Marketing and advertising spend increased $5.8 million compared to the prior-year period, partially offset by a decrease of $2.0 million related to personnel-related costs for our sales and marketing employees corresponding with lower headcount in the current period.

Research and Development

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$33,266	$36,076	$(2,810)	(8)%
Percentage of revenue	30%	30%
Research and development expenses decreased by $2.8 million, or 8%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily driven by a $2.0 million decrease in stock-based compensation expense and a $0.9 million decrease in personnel-related costs for our research and development employees corresponding with lower headcount in the current-year period. Research and development expenses as a percentage of revenue remained flat for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. We expect to continue to invest in research and development activities, and we expect this expense may vary as a percentage of total revenue for the foreseeable future.
General and Administrative

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$18,345	$19,055	$(710)	(4)%
Percentage of revenue	17%	16%
General and administrative expenses decreased by $0.7 million, or 4%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by a decrease in stock-based compensation expense for our general and administrative employees corresponding with lower headcount in the current-year period.
Total Other Income (Expense), Net

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Total other income (expense), net	$(2,037)	$(2,477)	$440	(18)%
Total other income (expense), net, decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$(875)	$3,122	$(3,997)	(128)%
Effective tax rate	6.4%	(92.3)%

Income tax expense (benefit) decreased by $4.0 million, or 128%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in income tax expense (benefit) is primarily attributable to a decrease in income before income taxes.
Liquidity and Capital Resources
As of March 31, 2025, we had cash, cash equivalents, and marketable securities totaling $468.2 million and $286.6 million available in unused borrowing capacity under our credit facility. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes. As of March 31, 2025, we had no amounts outstanding under our credit facility.
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
Credit Facility
In April 2021, we entered into a $250.0 million credit facility agreement with a syndicate of banks. In July 2024, we entered into a supplement to the credit facility agreement which increased the aggregate revolving commitments available under the credit facility from $250.0 million to $290.0 million. The credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon our Net Leverage Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing 12 months of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. We are also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the credit facility at a rate between 0.25% to 0.35%, depending on our Net Leverage Ratio. The amount available under the credit facility is reduced by letters of credit outstanding, which totaled $3.4 million as of March 31, 2025. The letters of credit outstanding relate to various leased office spaces.
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

For more information on the credit facility, please see Note 11 – Debt to our audited consolidated financial statements in the 2024 Form 10-K.
We have no amounts outstanding under the credit facility and are in compliance with our debt covenants as of March 31, 2025.
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
For more information on the senior unsecured notes, please see Note 11 – Debt to our audited consolidated financial statements in the 2024 Form 10-K.
Share Repurchase Program
Our board of directors has authorized us to repurchase up to $650.0 million of our outstanding common stock, with no fixed expiration. During the three months ended March 31, 2025, we repurchased 4.6 million shares of our Class A common stock for $27.4 million under our share repurchase program, including 2.4 million shares of our Class A common stock delivered under a Rule 10b5-1 plan totaling $14.5 million and 2.2 million shares of our Class A common stock purchased in the open market totaling $12.9 million.
Approximately $95.7 million remains available for future repurchases of our common stock under our share repurchase program as of March 31, 2025. For more information, see Note 10 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Investments
During the three months ended March 31, 2025, we continued investing primarily in highly rated debt securities and money market mutual funds to manage our excess cash reserves. The primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments. We consider all of our investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities within current assets in our condensed consolidated balance sheets.
As of March 31, 2025, we held $302.5 million in total investments, consisting of money market mutual funds and available-for-sale debt securities. These investments are included within cash and cash equivalents and marketable securities within our condensed consolidated balance sheets. For more information, see Note 6 – Financial Instruments to our condensed consolidated financial statements included in this report.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024

Net cash provided by (used in) operating activities	$(9,914)	$2,033
Net cash provided by investing activities	39,054	5,739
Net cash used in financing activities	(26,495)	(8,315)
Net increase (decrease) in cash and cash equivalents	$2,645	$(543)
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the three months ended March 31, 2025, cash used in operating activities was $9.9 million resulting from our net loss of $12.8 million, adjusted by non-cash charges of $12.8 million and a net decrease of $9.9 million in our operating assets and liabilities. The non-cash charges primarily resulted from $14.6 million for stock-based compensation expense, $3.0 million pertaining to amortization of intangible assets and depreciation, and $1.0 million pertaining to non-cash lease expense, partially offset by $4.6 million related to the change in our deferred tax assets driven by our current year capitalization of research costs from a tax perspective and $2.3 million in amortization and accretion of marketable securities. The decrease of $9.9 million related to changes in our operating assets and liabilities was primarily driven by a $6.9 million decrease in accrued interest associated with our senior unsecured notes, a $1.9 million decrease in our accounts payable and accrued expenses and other liabilities, a $1.7 million increase in accounts receivable, and a $1.4 million decrease in our operating lease liabilities, partially offset by a $0.9 million increase in deferred revenue and a $0.5 million decrease in deferred commissions.
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
Investing Activities
For the three months ended March 31, 2025, cash provided by investing activities was $39.1 million resulting from $187.6 million received from paydowns, maturities and redemptions of marketable securities and $1.0 million received from sales of marketable securities, partially offset by $146.7 million used in purchases of marketable securities and $2.6 million capitalized for software development costs.
For the three months ended March 31, 2024, cash provided by investing activities was $5.7 million resulting from $151.5 million received from paydowns, maturities and redemptions of marketable securities, partially offset by $142.7 million used in purchases of marketable securities and capitalized software development costs of $2.9 million.
Financing Activities
For the three months ended March 31, 2025, cash used in financing activities was $26.5 million which consisted of $27.5 million used for the repurchase of common stock and $2.2 million for the net settlement of taxes on equity awards, partially offset by $1.7 million of proceeds from the issuance of stock under the employee stock purchase plan, and $1.5 million of proceeds from the exercise of stock options.
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
Obligations and Other Commitments
See the 2024 Form 10-K for our future minimum commitments related to certain software service agreements. Through March 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Our significant accounting policies are discussed in Note 2 – Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this report. There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the 2024 Form 10-K.
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
Lastly, we are subject to interest rate risk in connection with our investments. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. To minimize interest rate risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial market, money market mutual funds, U.S. government and agency securities, and corporate debt securities. To assess interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio. Based on investment positions as of March 31, 2025, a hypothetical increase in interest rates of 100 basis points across all maturities would result in a $0.5 million decrease in the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There has been volatility in financial markets as a result of a number of factors, including, but not limited to, banking instability, global conflict, including the wars in Ukraine and the Middle East, inflation, changes in interest rates, and changes in laws, regulations and administrative policy, including those that impact trade agreements and tariffs. There is a risk that as a result of these macroeconomic factors, we could continue to experience declines in all, or in portions, of our business. Economic uncertainty may cause some of our current or potential employers to curtail spending in our marketplace and may ultimately result in cost challenges to our operations. For example, our employers, including those of our employers that are banks, may be adversely affected by any bank failure or other event affecting financial institutions. Any resulting adverse effects to our employers’ liquidity or financial performance could reduce the demand for our services or affect our allowance for expected credit losses and collectability of accounts receivable. In addition, any significant changes to U.S. trade policies, treaties or tariffs, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. These adverse conditions could result in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by decreased demand for job postings and our services. If general economic conditions significantly deviate from present levels, our business, financial condition, and operating results could be adversely affected.
Recently, the U.S. government has implemented substantial changes to U.S. trade policies, including increased tariffs and changes to multilateral trade agreements. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. U.S. trade policy continues to evolve in this regard. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. These changes could prevent or make it difficult or more expensive for our customers to operate their businesses, which may result in a decrease in their hiring levels, which could affect our sales. Any significant changes in current U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect upon our results of operations.
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
Our marketplace technology is constantly changing with new updates, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our marketplace, or the insufficiency of our efforts to adequately prevent or
1 “Paid Employer(s)” means any actively recruiting employer(s) (or entities acting on behalf of employers) on a paying subscription plan or performance marketing campaign for at least one day. Paid Employer(s) excludes employers from our third-party sites or other indirect channels, employers who are not actively recruiting and employers on free trials.

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

•network outages or security breaches;
•general economic, industry and market conditions, including inflationary pressures, a volatile interest rate environment, increasing borrowing costs, actual or perceived instability in the global banking industry and the impacts therefrom, cybersecurity incidents, changes in laws, regulations and administrative policy, including those that impact trade agreements and tariffs, the U.S. presidential and other federal, state, and local elections, and the impacts of the wars in Ukraine and the Middle East;
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
While we earned net income of $49.1 million and $61.5 million for the years ended December 31, 2023 and 2022, respectively, we have also incurred significant net losses in prior periods, including a net loss of $12.8 million for the three months ended March 31, 2025 and a net loss of $12.9 million for the year ended December 31, 2024. As of March 31, 2025, we had an accumulated deficit of $31.2 million. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to regain or maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that we can sustain profitability.
We rely on Amazon Web Services, or AWS, to host our marketplace and other service providers for certain critical business processes, and any disruption of service from AWS or other critical service providers or material change to our arrangement with AWS or other critical service providers could adversely affect our business.
We currently host our marketplace and support most of our operations using AWS, a provider of cloud infrastructure services, and we use other service providers to provide certain critical business processes. We do not control the operations of AWS’s facilities or the facilities of our other critical service providers. AWS’s and other critical service providers’ facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events or could be subject to break-ins, cybersecurity incidents (including unauthorized access to or other compromise of information technology systems and data stored therein), sabotage, intentional acts of vandalism, and other misconduct. The occurrence of any of these events, a decision to close the facilities or cease or limit providing services to us without adequate notice, or other unanticipated problems could result in interruptions to our marketplace, which may be lengthy. Our marketplace’s continuing and uninterrupted performance is critical to our success and employers and job seekers may become dissatisfied by service interruption. Sustained or repeated system failures could reduce the attractiveness of our marketplace to employers and job seekers, cause employers and job seekers to decrease their use of or stop using our marketplace, and adversely affect our business. Moreover, negative publicity from disruptions could damage our reputation.
AWS and other critical service providers do not have an obligation to renew their respective agreements with us on commercially reasonable terms, or at all. If we cannot renew our agreements or are unable to renew on commercially reasonable terms, we may experience costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure or other data center or another critical service provider. If these providers charge high costs for or increase the cost of their services, we will experience higher costs to operate our business and may have to increase the fees to use our marketplace and our operating results may be adversely impacted.
Upon expiration or termination of our respective agreement with AWS or other critical service providers, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete. Switching our operations from AWS to another cloud or other data center provider would also be technically difficult, expensive, and time consuming.
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
Our business involves the storage, processing, and transmission of proprietary, confidential, and personal information, and relies on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business, or IT Systems. We own and manage some of these systems but also rely on the use of third-party partners and vendors for a range of IT Systems, who also store, process, and transmit user information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel, website visitors and other individuals we interact with. We have previously experienced multiple data security incidents involving the unauthorized access to personal information of job seekers utilizing our services (including their resumes) as well as affecting our business clients’ accounts, some of which have required us to notify affected individuals and/or regulators. There are no assurances that other data security incidents will not occur in the future. These incidents and any future data security breach that we or our vendors and third-party partners experience, such as those caused through hacking, social engineering, phishing, insufficient access controls and/or end-user or customer account controls and/or security measures, including user or customer account takeovers, credential stuffing, malware (including ransomware), vulnerabilities, malfeasance by insiders, human or technological error or mistake, as a result of malicious code embedded in software, physical or electronic-break-in, weakness resulting from intentional or unintentional service provider actions, or other data privacy or security incident, whether intentionally or unintentionally caused by us or by third parties could result in: unauthorized access to, misuse of, or unauthorized acquisition of IT Systems and our, our personnel’s, our users’, or our customers’ data; the loss, corruption, or alteration of this data; interruptions in our operations; unavailability of our website and applications; damage to our computers or systems or those of our users; or other security incident, data breach, or ransomware. Any of these could expose us to claims, litigation, fines, other potential liability, and reputational harm, and materially impact our operations, business and financial results. Moreover, we have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or are similarly susceptible to the risks described above, which exposes us to significant cybersecurity, operational, and financial risks.
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

We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, AI, and information security. The regulatory framework for privacy, data protection and AI worldwide is uncertain and complex, and these or other actual or alleged obligations may be interpreted and applied in ways we do not anticipate or that are inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, processing, retention, security, or disclosure of the data of our employers and job seekers, employees, contractors, or others, or their interpretation, or any changes regarding the manner in which the express or implied consent of employers and job seekers for the collection, use, processing, retention, or disclosure of such data must be obtained, or any limitations on how we can collect, use, process, retain or disclose such data, could increase our costs, limit our development of new services or features, or the taking of new initiatives, and/or require us to modify our services and features, which may be material, limiting or not cost-effective.
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
We use AI Technologies throughout our business and are making significant investments in this area. For example, we use AI Technologies within our platform to actively connect employers and job seekers, and to help retrieve and appropriately display search results. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if the models underlying these AI Technologies are: (i) incorrectly designed or implemented; (ii) trained or reliant on incomplete, inadequate, inaccurate, flawed, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; (iii) used without sufficient oversight and governance to ensure their responsible use; and/or (iv) adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, including as a result of ethical concerns, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
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
We had $550.0 million of indebtedness (excluding intercompany indebtedness) and $286.6 million available under our credit facility as of March 31, 2025. Our indebtedness could have important consequences, including:
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
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of March 31, 2025, the holder of our outstanding Class B common stock beneficially owned approximately 13.6% of our outstanding common stock as a class and held approximately 75.9% of the voting power of our outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a substantial majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Ian Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
As of March 31, 2025, the board of directors has authorized us to repurchase up to $650.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. Approximately $95.7 million remains available for future repurchases under our $650.0 million share repurchase program as of March 31, 2025.
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
Moreover, Section 203 of the Delaware General Corporate Law, or DGCL, may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock. See the section titled “Description of Class A Common Stock” in Exhibit 4.6 to the 2024 Form 10-K for additional information. In addition, under the indenture governing the senior unsecured notes, if certain “change of control” events occur, each holder of the notes may require us to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of such notes. Additionally, our credit facility provides for an event of default upon the occurrence of certain specified “change of control” events.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 31, 2025 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 to January 31, 2025	—	—	—
February 1, 2025 to February 28, 2025
Open market repurchases	116	$5.79	116
March 1, 2025 to March 31, 2025
Open market repurchases	2,114	$5.78	2,114
Rule 10b5-1 plan repurchases	2,160	$6.03	2,160
Total	4,390			$95,726
____________
(1)The board of directors has authorized us to repurchase up to $650.0 million of our common stock under our share repurchase program, of which, as of March 31, 2025, $554.3 million had been utilized. The remaining $95.7 million in the table represents the amount available to repurchase shares under the share repurchase program as of March 31, 2025. We may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors. For more information, see Note 10 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2025, no individual serving as a director and/or an officer (as defined in Rule 16a-1(f) of the Exchange Act) of our company adopted or terminated a trading plan for the purchase or sale of our securities as described in Item 408 of Regulation S-K.

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

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on May 8, 2025.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer

By:	/s/ Timothy Yarbrough
Timothy Yarbrough
Executive Vice President, Chief Financial Officer