Form 10-Q
period 2025-06-30
ZIPRECRUITER, INC.
filed 2025-08-11
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-40406

ZIPRECRUITER, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2976158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
ZipRecruiter, Inc.
3000 Ocean Park Blvd., Suite 3000
Santa Monica, CA 90405
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 74,088,830 shares of Class A common stock outstanding and 13,029,486 shares of Class B common stock outstanding as of August 4, 2025.

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZipRecruiter, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$203,456	$218,432
Marketable securities	217,711	287,449
Accounts receivable, net of allowances of $1,777 and $1,976 at June 30, 2025 and December 31, 2024, respectively	25,777	23,454
Prepaid expenses and other assets	10,028	10,059
Deferred commissions, current portion	2,707	4,279
Total current assets	459,679	543,673
Property and equipment, net	4,684	4,889
Operating lease right-of-use assets	11,191	6,007
Internal-use software, net	17,678	18,510
Deferred commissions, net of current portion	4,039	2,915
Intangible assets, net	4,362	5,339
Goodwill	8,518	8,518
Deferred tax assets, net	81,839	73,737
Other assets	408	472
Total assets	$592,398	$664,060

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$8,126	$10,519
Accrued expenses	43,086	43,493
Accrued interest	12,862	12,866
Deferred revenue	11,710	10,837
Operating lease liabilities, current portion	2,183	2,786
Other current liabilities	5,779	1,093
Total current liabilities	83,746	81,594
Operating lease liabilities, net of current portion	11,964	6,286
Long-term borrowings, net	544,207	543,649
Other long-term liabilities	18,349	19,101
Total liabilities	658,266	650,630
Commitments and contingencies (Note 9)

Stockholders' equity (deficit)
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of June 30, 2025 and December 31, 2024; 74,081 and 75,615 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Class B convertible common stock, $0.00001 par value; 700,000 shares authorized as of June 30, 2025 and December 31, 2024; 13,225 and 22,829 shares issued and 13,030 and 22,634 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Class B treasury stock, 195 shares outstanding as of June 30, 2025 and December 31, 2024	(644)	(644)
Additional paid-in capital	—	32,402
Accumulated deficit	(65,234)	(18,385)
Accumulated other comprehensive income	9	56
Total stockholders' equity (deficit)	(65,868)	13,430
Total liabilities and stockholders' equity (deficit)	$592,398	$664,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$112,232	$123,658	$222,297	$245,897
Cost of revenue	11,963	12,943	23,618	26,264
Gross profit	100,269	110,715	198,679	219,633
Operating expenses
Sales and marketing	58,065	51,464	116,533	106,157
Research and development	32,095	33,310	65,361	69,386
General and administrative	16,771	16,518	35,116	35,573
Total operating expenses	106,931	101,292	217,010	211,116
Income (loss) from operations	(6,662)	9,423	(18,331)	8,517
Other income (expense)
Interest expense	(7,401)	(7,361)	(14,793)	(14,717)
Other income (expense), net	4,953	5,599	10,308	10,478
Total other income (expense), net	(2,448)	(1,762)	(4,485)	(4,239)
Income (loss) before income taxes	(9,110)	7,661	(22,816)	4,278
Income tax expense (benefit)	396	647	(479)	3,769
Net income (loss)	(9,506)	7,014	(22,337)	509
Net income (loss) per share:
Basic	$(0.10)	$0.07	$(0.24)	$0.01
Diluted	$(0.10)	$0.07	$(0.24)	$0.00
Weighted average shares used in computing net income (loss) per share:
Basic	90,569	99,171	94,297	99,066
Diluted	90,569	103,045	94,297	103,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(9,506)	$7,014	$(22,337)	$509
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale debt securities	25	16	(47)	(64)
Total other comprehensive income (loss)	25	16	(47)	(64)
Total comprehensive income (loss)	$(9,481)	$7,030	$(22,384)	$445
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands)
(unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	75,615	$1	22,829	$—	(195)	$(644)	$32,402	$(18,385)	$56	$13,430
Conversion of Class B stock to Class A stock	10,924	—	(10,924)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	10	—	1,308	—	—	—	1,485	—	—	1,485
Issuance of common stock upon the vesting and settlement of RSUs	901	—	18	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	14,828	—	—	14,828
Shares withheld related to net share settlement	(363)	—	(6)	—	—	—	(2,201)	—	—	(2,201)
Shares issued under employee stock purchase plan	256	—	—	—	—	—	1,665	—	—	1,665
Repurchase and retirement of common stock	(4,390)	—	—	—	—	—	(27,475)	—	—	(27,475)
Share repurchase excise tax	—	—	—	—	—	—	(155)	—	—	(155)
Net loss	—	—	—	—	—	—	—	(12,831)	—	(12,831)
Other comprehensive loss	—	—	—	—	—	—	—	—	(72)	(72)
Balance as of March 31, 2025	82,953	$1	13,225	$—	(195)	$(644)	$20,549	$(31,216)	$(16)	$(11,326)
Conversion of Class B stock to Class A stock	903	—	(903)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	13	—	903	—	—	—	915	—	—	915
Issuance of common stock upon the vesting and settlement of RSUs	1,050	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	13,022	—	—	13,022
Shares withheld related to net share settlement	(363)	—	—	—	—	—	(1,899)	—	—	(1,899)
Repurchase and retirement of common stock	(10,475)	—	—	—	—	—	(32,587)	(24,031)	—	(56,618)
Share repurchase excise tax	—	—	—	—	—	—	—	(481)	—	(481)
Net loss	—	—	—	—	—	—	—	(9,506)	—	(9,506)
Other comprehensive income	—	—	—	—	—	—	—	—	25	25
Balance as of June 30, 2025	74,081	$1	13,225	$—	(195)	$(644)	$—	$(65,234)	$9	$(65,868)

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

ZipRecruiter, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(22,337)	$509
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	27,239	34,165
Depreciation and amortization	6,369	5,947
Provision (recovery) for bad debts	507	(415)
Deferred income taxes	(9,182)	(859)
Non-cash lease expense	2,015	1,961
Amortization and accretion of marketable securities	(4,132)	(5,256)
Other	1,185	1,712
Change in operating assets and liabilities:
Accounts receivable	(2,830)	(167)
Prepaid expenses and other assets	(47)	(2,790)
Deferred commissions	448	824
Other assets	675	482
Accounts payable	(2,356)	(4,324)
Accrued expenses and other liabilities	4,257	(4,842)
Accrued interest	(4)	—
Deferred revenue	900	(398)
Operating lease liabilities	(2,073)	(2,652)
Net cash provided by operating activities	634	23,897
Cash flows from investing activities
Purchases of property and equipment	(602)	(283)
Capitalized internal-use software costs	(3,990)	(5,250)
Purchases of marketable securities	(270,062)	(297,822)
Sales of marketable securities	983	—
Paydowns, maturities, and redemptions of marketable securities	342,162	287,994
Net cash provided by (used in) investing activities	68,491	(15,361)
Cash flows from financing activities
Repurchase of common stock	(84,093)	(15,008)
Proceeds from exercise of stock options	2,427	616
Payments of tax withholdings on net settlement of equity awards	(4,100)	(8,081)
Proceeds from issuance of stock under employee stock purchase plan	1,665	2,582
Net cash used in financing activities	(84,101)	(19,891)
Net decrease in cash and cash equivalents	(14,976)	(11,355)
Cash and cash equivalents
Beginning of period	218,432	283,043
End of period	$203,456	$271,688
Supplemental disclosure of non-cash activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	7,148	1,248
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
The operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025 or any future period.
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
The Company classifies and accounts for its debt securities as available-for-sale, and it carries such securities at fair value with unrealized gains and losses reported net of tax as a separate component of stockholders' equity (deficit) in accumulated other comprehensive income. In connection with its available-for-sale debt securities, the Company recorded immaterial pre-tax unrealized gains and losses

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
during the three and six months ended June 30, 2025 and 2024 in other comprehensive income (loss) with no associated tax expense.
The Company determines any realized gains and losses on the sale of its available-for-sale debt securities using a specific identification method, and it records such gains and losses through other income (expense), net in its condensed consolidated statements of operations. During the six months ended June 30, 2025, the Company recorded $1.0 million in proceeds related to sales of its available-for-sale debt securities and no material gross realized gains or gross realized losses as a result of those sales. Such securities were purchased during the six months ended June 30, 2025, and consequently, the Company did not reclassify any amounts out of beginning accumulated other comprehensive income into other income (expense), net in the condensed consolidated statements of operations. During the three months ended June 30, 2025 and the three and six months ended June 30, 2024, the Company did not have any sales of its available-for-sale debt securities and consequently, did not reclassify any amounts out of accumulated other comprehensive income into other income (expense), net in the condensed consolidated statements of operations.
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
Sales and marketing costs are expensed as incurred, and consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Marketing and advertising	$32,646	$25,103	$64,023	$50,633
Other sales and marketing	25,419	26,361	52,510	55,524
Total sales and marketing	$58,065	$51,464	$116,533	$106,157
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Revenue is attributed to geographic regions based on locations where services are provided to the Company’s customers. Foreign countries outside of the United States, in aggregate, accounted for less than 2% of the Company’s revenue for each of the three and six months ended June 30, 2025 and 2024. In addition, long-lived assets outside of the United States were not material as of June 30, 2025 and December 31, 2024.
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
One customer accounted for 13% and 10% of the Company’s outstanding accounts receivable as of June 30, 2025 and December 31, 2024, respectively. One additional customer accounted for 14% of the Company’s outstanding accounts receivable as of December 31, 2024. The Company closely monitors the financial conditions of the foregoing customers, which have been in good credit standing. No other customer individually accounted for 10% or more of the Company’s outstanding accounts receivable as of June 30, 2025 and December 31, 2024. As such, the Company does not consider the concentration of its accounts receivable to be a material risk. For the three and six months ended June 30, 2025 and 2024, there were no customers that individually represented 10% or more of revenue.
The Company uses third parties to collect its credit card receivables and believes risk related to its credit card processors is minimal. The Company’s business is also subject to certain risks and concentrations related to its dependence on third-party suppliers for its hosting services.
Leases
In October 2024, the Company entered into a lease agreement for its new corporate headquarters. The lease commenced during the second quarter of 2025. At lease commencement, the Company recorded non-cash operating lease liabilities of $6.4 million arising from obtaining a right-of-use asset of $6.4 million as a result of the transaction.
The lease has an initial term of 65 months expiring in October 2030, with an option to renew for one five-year period exercisable at the Company's discretion. Future undiscounted lease payments related to the lease as of June 30, 2025 are $7.9 million, with $0.2 million due during the remainder of 2025, $1.5 million due in 2026, $1.6 million due in 2027, $1.6 million due in 2028, $1.7 million due in 2029, and $1.3 million due thereafter. Imputed interest on the lease as of June 30, 2025 is $1.5 million.
For a description of the Company’s lease accounting policies, see Note 2 – Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies to the Company’s audited consolidated financial statements included in the 2024 Form 10-K.
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which intends to enhance the transparency and decision usefulness of income tax disclosures, primarily through

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

3.    Net Income (Loss) Per Share
The following table presents the Company’s basic net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) per share, basic:
Net income (loss)	$(9,506)	$7,014	$(22,337)	$509
Weighted average shares of Class A and Class B common stock outstanding	90,569	99,171	94,297	99,066
Net income (loss) per share, basic	$(0.10)	$0.07	$(0.24)	$0.01

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the Company’s diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$(9,506)	$7,014	$(22,337)	$509

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	90,569	99,171	94,297	99,066
Effect of dilutive securities:
Options to purchase common stock	—	3,758	—	3,957
Unvested restricted stock units	—	90	—	165
Employee stock purchase plan	—	26	—	20
Weighted average shares of Class A and Class B common stock outstanding, diluted	90,569	103,045	94,297	103,208
Net income (loss) per share, diluted	$(0.10)	$0.07	$(0.24)	$0.00
The weighted average number of potentially dilutive common stock equivalents of 10.8 million and 11.2 million were excluded from the computation of diluted net loss per share during the three and six months ended June 30, 2025, respectively, because their inclusion would have been anti-dilutive. The weighted average number of potentially dilutive common stock equivalents of 8.0 million and 6.8 million were excluded from the computation of diluted net income per share during the three and six months ended June 30, 2024, respectively, because their inclusion would have been anti-dilutive.

4.    Acquisitions
On July 23, 2024, the Company acquired 100% of the outstanding share capital in Breakroom, a UK-based employee review platform focused on frontline industries such as retail and hospitality. The fair value of consideration transferred on the date of acquisition totaled $13.3 million, consisting of $12.4 million paid in cash and a liability of $0.9 million assumed related to non-employee investor holdback consideration. Such non-employee investor holdback consideration is payable one year subsequent to the date of acquisition and is presented within accrued expenses in the condensed consolidated balance sheets as of June 30, 2025.
The total consideration was allocated primarily to goodwill of $6.8 million and identifiable intangible assets of $6.2 million, which included developed technology of $5.8 million with an estimated useful life of three years and trade names and trademarks of $0.4 million with an estimated useful life of ten years. Amortization expense for such finite-lived intangible assets was $0.5 million and $1.0 million during the three and six months ended June 30, 2025, respectively.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.    Revenue Information
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Subscription	$87,803	$96,427	$173,168	$192,988
Performance-based	24,429	27,231	49,129	52,909
Total revenue	$112,232	$123,658	$222,297	$245,897
The Company recognized $10.9 million and $12.2 million of revenue during the three months ended June 30, 2025 and 2024, respectively, that was included in the deferred revenue balances as of March 31, 2025 and 2024, respectively.
The Company recognized $10.4 million and $12.5 million of revenue during the six months ended June 30, 2025 and 2024, respectively, that was included in the deferred revenue balances as of December 31, 2024 and 2023, respectively.
As of June 30, 2025 and December 31, 2024, the Company had no contract assets.
Deferred Commissions
Accounting Standards Codification 606 requires the deferral of the recognition of incremental costs to obtain a contract, which the Company has identified as certain of its sales commissions paid to internal sales representatives for the sale of the Company’s services. The Company amortizes deferred commissions over the expected period of benefit unless the amortization period is less than one year, in which case, the Company has elected to apply the practical expedient to expense those costs as incurred. Prior to April 2025, the expected customer life had been estimated to be three years. In April 2025, the Company completed an assessment of the expected customer life and adjusted the expected customer life from three years to four years. This change in accounting estimate was effective beginning April 1, 2025, and resulted in an immaterial impact to the Company’s financial statements for the three and six months ended June 30, 2025.
For more information on deferred commissions, please see Note 5 – Revenue Information to the Company’s audited consolidated financial statements in the 2024 Form 10-K.
Performance Obligations
No revenue was recognized during the three and six months ended June 30, 2025 from performance obligations satisfied in previous periods. An immaterial amount of revenue was recognized during the three and six months ended June 30, 2024 from performance obligations satisfied in previous periods.
As of June 30, 2025, the Company did not have any material remaining performance obligations expected to be recognized in the future. Generally, any remaining performance obligations relate primarily to subscription services such as time-based job posting plans, upsell services, and resume database plans that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.    Financial Instruments
Fair Value Measurements
The following table presents the Company’s financial assets measured at fair value on a recurring basis, as well as the amortized cost basis and gross unrealized gains and losses of those assets as of June 30, 2025 (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$170,417	$—	$—	$170,417	$170,417	$—
Money market mutual funds	16,769	—	—	16,769	16,769	—
U.S. treasury securities	106,090	1	(12)	106,079	—	106,079
Subtotal	293,276	1	(12)	293,265	187,186	106,079
Level 2:
Commercial paper	39,277	—	—	39,277	2,867	36,410
Certificates of deposit	112	—	—	112	—	112
Corporate notes and obligations	64,617	12	(13)	64,616	13,403	51,213
Asset-backed securities	23,876	24	(3)	23,897	—	23,897
Subtotal	127,882	36	(16)	127,902	16,270	111,632
Total cash, cash equivalents, and marketable securities	$421,158	$37	$(28)	$421,167	$203,456	$217,711

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
The carrying amounts of the Company’s remaining financial instruments not discussed in the above table, including accounts receivable and accounts payable, approximate fair value because of their short-term maturities, except for the Company’s senior unsecured notes due 2030 (the “Notes”) which are valued on a quarterly basis for disclosure purposes only based on quoted prices for the Notes in less active markets and categorized accordingly as Level 2 in the fair value hierarchy. The aggregate fair value of the Notes was estimated to be approximately $459.3 million as of June 30, 2025 and approximately $496.4 million as of December 31, 2024.
Equity Securities
The Company’s investments in equity securities consist primarily of money market mutual funds. During the three and six months ended June 30, 2025 and 2024, the Company recorded no unrealized gains or losses in connection with its money market mutual funds held as of June 30, 2025.
Available-for-sale Debt Securities
The following table summarizes the fair value of the Company’s available-for-sale debt securities by contractual maturity as of June 30, 2025 (in thousands):

Due within 1 year	$214,378
Due after 1 year through 5 years	19,603
Total available-for-sale debt securities	$233,981

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months as of June 30, 2025 (in thousands):

	Fair Value	Gross Unrealized Losses
Asset-backed securities	$8,457	$(3)
Corporate notes and obligations	39,079	(13)
U.S. treasury securities	76,479	(12)
Total available-for-sale debt securities	$124,015	$(28)
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months as of December 31, 2024 (in thousands):

	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	74,872	(40)
Total available-for-sale debt securities	$74,872	$(40)
The Company had no available-for-sale debt securities in a continuous unrealized loss position for more than 12 months as of June 30, 2025 or December 31, 2024.
The Company did not recognize any credit losses for its available-for-sale debt securities during the three and six months ended June 30, 2025 and 2024. The Company had no ending allowance balances for credit losses as of June 30, 2025 or December 31, 2024.
During the three months ended June 30, 2025, the Company had no sales of its available-for-sale debt securities. During the six months ended June 30, 2025, the Company recorded $1.0 million in proceeds related to sales of its available-for-sale securities. The Company recorded no material gross realized gains or gross realized losses in its condensed consolidated statements of operations as a result of those sales. During the three and six months ended June 30, 2024, the Company had no sales of its available-for-sale debt securities.

7.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued compensation and benefits	$14,991	$18,415
Accrued marketing	14,341	10,956
Accrued commissions	4,031	3,913
Accrued partner expenses	1,109	1,204
Accrued refunds and customer liabilities	2,133	1,982
Other accrued expenses	6,481	7,023
Total accrued expenses	$43,086	$43,493

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8.    Debt
Credit Facility
In April 2021, the Company entered into a $250.0 million credit facility agreement with a syndicate of banks. In July 2024, the Company entered into a supplement to the credit facility agreement, which increased the aggregate revolving commitments available under the credit facility from $250.0 million to $290.0 million. The credit facility has a maturity date of April 30, 2026. The Company had no amounts outstanding under its credit facility and was in compliance with the financial covenants as of June 30, 2025. The amount available under the credit facility as of June 30, 2025 was $286.6 million, which is the credit limit less letters of credit outstanding of $3.4 million.
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
The Company includes its Notes, net of debt issuance costs, within long-term borrowings in its condensed consolidated balance sheets. As of June 30, 2025, the Company had a carrying amount of approximately $5.8 million of debt issuance costs related to the Notes.
For the three months ended June 30, 2025 and 2024, the Company recognized $7.2 million and $7.1 million, respectively, in interest expense related to the Notes. Such interest expense includes $0.3 million related to the amortization of debt issuance costs for both the three months ended June 30, 2025 and 2024. For both the six months ended June 30, 2025 and 2024, the Company recognized $14.3 million in interest expense related to the Notes. Such interest expense includes $0.6 million and $0.5 million related to the amortization of debt issuance costs for the six months ended June 30, 2025 and 2024, respectively. The Notes had an effective interest rate of 5.4% for all periods.

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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2025, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.

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
During the six months ended June 30, 2025, the Company repurchased 14.9 million shares of its Class A common stock for $83.9 million under the Program, including 6.2 million shares of its Class A common stock delivered under a Rule 10b5-1 plan totaling $35.0 million, 5.7 million shares of its Class A common stock purchased in the open market totaling $32.9 million, and 3.0 million shares of its Class A common stock purchased in a privately negotiated transaction with certain entities affiliated with Institutional Venture Partners (“IVP”) totaling $16.0 million.
Approximately $39.2 million remains available for future repurchases of Class A common stock under the Program as of June 30, 2025.
All shares repurchased under the Program were immediately retired. Repurchased shares reduced the Company’s outstanding shares and its weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share.

11.    Stock-Based Compensation
Total stock-based compensation expense is recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$112	$161	$240	$334
Sales and marketing	2,186	2,595	4,615	5,427
Research and development	5,950	8,447	13,398	17,907
General and administrative	4,364	4,386	8,986	10,497
Total stock-based compensation	$12,612	$15,589	$27,239	$34,165
Equity Incentive Plan and Employee Stock Purchase Plan
Under the Company’s 2021 Equity Incentive Plan, as of June 30, 2025, 35.9 million shares of Class A common stock were authorized, of which 18.6 million shares of Class A common stock were available for

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
future issuance. The number of shares reserved for issuance was increased in January 2025 pursuant to the evergreen provisions set forth in the 2021 Equity Incentive Plan.
Under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), as of June 30, 2025, 4.5 million shares of Class A common stock were authorized. The number of shares reserved for issuance was increased in January 2025 pursuant to the evergreen provisions set forth in the ESPP.
The ESPP provides for concurrent six-month offering and purchase periods beginning February 15 and August 15 of each year. During the three months ended June 30, 2025, no shares of Class A common stock were purchased under the ESPP. During the six months ended June 30, 2025, 0.3 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $1.7 million. In January 2025, the compensation committee of the Company’s board of directors approved the suspension of its ESPP following the completion of the purchase of shares of its common stock for the offering period that ended February 14, 2025. As such, because there was no ongoing offering and purchase period as of June 30, 2025, the Company did not record any liability related to accumulated payroll deductions under the ESPP.
Stock Options
A summary of the Company’s stock option activity for the six months ended June 30, 2025 is as follows (in thousands, except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2024	4,093	$2.37
Granted	—	—
Exercised	(2,234)	1.07
Forfeited/Canceled	(12)	2.73
Outstanding at June 30, 2025	1,847	$3.93
Exercisable at June 30, 2025	1,847	$3.93
As of June 30, 2025, the Company has no remaining unvested stock options and no remaining stock-based compensation expense for its stock options.
Restricted Stock Units
For all restricted stock units (“RSUs”), the Company recorded stock-based compensation expense of $13.0 million and $27.8 million during the three and six months ended June 30, 2025, respectively, and $16.1 million and $34.7 million during the three and six months end June 30, 2024, respectively.
A summary of the Company’s RSU activity for the six months ended June 30, 2025 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	7,014	$14.85
Granted	3,631	5.63
Vested	(1,969)	14.39
Forfeited/Canceled	(582)	14.66
Unvested at June 30, 2025	8,094	$10.84

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2025, total unrecognized stock-based compensation expense for unvested RSUs was $84.4 million, which is expected to be recognized over a weighted average period of 1.3 years.

12.    Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The income tax expense (benefit), effective tax rates, and statutory federal income tax rates for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax expense (benefit)	$396	$647	$(479)	$3,769
Effective tax rate	(4.3)%	8.4%	2.1%	88.1%
Statutory federal income tax rate	21%	21%	21%	21%
The effective tax rate for the three and six months ended June 30, 2025 differed from the U.S. federal statutory tax rate of 21% primarily due to tax detriments relating to the settlement of RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, state taxes, and net tax benefits from research and development tax credits.
The effective tax rate for the three and six months ended June 30, 2024 differed from the U.S. federal statutory tax rate of 21% primarily due to tax detriments relating to the settlement of RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, state taxes, and net tax benefits from research and development tax credits.
During the three and six months ended June 30, 2025, the Company continued to record reserves for the current year uncertain tax positions recognized within the effective tax rate. The Company believes that any change to the unrecognized tax benefits in the next 12 months will not be material to the condensed consolidated financial statements.
On July 4, 2025, the U.S. enacted H.R. 1, commonly known as the One Big Beautiful Bill Act, which contains several provisions related to corporate taxes, including modifications to the capitalization of domestic research and development expenses. The Company anticipates a reduction in income taxes payable and a change in the inventory of deferred tax assets and will continue to evaluate the impacts the new legislation will have on its consolidated financial statements. As the legislation was signed into law after the close of the Company’s second quarter, the impacts are not included in the condensed consolidated financial statements for the three and six months ended June 30, 2025.
The realizability of the Company’s deferred tax assets is dependent on generating sufficient future taxable income. Should estimates of future taxable income decline or if sustained cumulative losses emerge, it is possible the amount of the deferred tax asset considered realizable may be reduced. Any future reduction in the realizability of the Company’s deferred tax assets would necessitate an increase to the valuation allowance, resulting in a non-cash income tax expense recognized in the Consolidated Statements of Operations.

13.    Subsequent Events
In August 2025, the Company’s board of directors authorized an increase to the Program of an additional $100.0 million, for an aggregate authorization of up to $750.0 million.

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
For the three months ended June 30, 2025, our revenue was $112.2 million and we had a net loss of $9.5 million and Adjusted EBITDA of $9.3 million. For the three months ended June 30, 2024, our revenue was $123.7 million, and we generated net income of $7.0 million and Adjusted EBITDA of $27.8 million. For the six months ended June 30, 2025, our revenue was $222.3 million and we had a net loss of $22.3 million and Adjusted EBITDA of $15.3 million. For the six months ended June 30, 2024, our revenue was $245.9 million, and we generated net income of $0.5 million and Adjusted EBITDA of $48.6 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income (loss) to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”
KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
Quarterly Paid Employers	71,572	70,458	65,222	57,833	63,466	66,302
Revenue per Paid Employer	$1,708	$1,755	$1,795	$1,920	$1,734	$1,693

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Adjusted EBITDA	$9,343	$27,849	$15,277	$48,629
Adjusted EBITDA margin	8%	23%	7%	20%
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
In the quarter ended June 30, 2025, Quarterly Paid Employers increased 4% when compared to the quarter ended March 31, 2025 versus a sequential decrease of 2% in the quarter ended June 30, 2024 when compared to the quarter ended March 31, 2024.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the quarter ended June 30, 2025, Revenue per Paid Employer decreased when compared to the quarter ended March 31, 2025. While we believe our products and services continued to improve and offered more value for employers of all sizes, we saw a sequential decline in Revenue per Paid Employer as new and returning Paid Employers ramped up hiring over the course of the quarter ended June 30, 2025, consistent with the trend from the previous quarter.
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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income (loss)	$(9,506)	$7,014	$(22,337)	$509
Stock-based compensation	12,612	15,589	27,239	34,165
Depreciation and amortization	3,393	2,837	6,369	5,947
Interest expense	7,401	7,361	14,793	14,717
Other (income) expense, net	(4,953)	(5,599)	(10,308)	(10,478)
Income tax expense (benefit)	396	647	(479)	3,769
Adjusted EBITDA	$9,343	$27,849	$15,277	$48,629
The following tables present net income (loss) margin and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Revenue	$112,232	$123,658	$222,297	$245,897
Net income (loss)	(9,506)	7,014	(22,337)	509
Net income (loss) margin	(8)%	6%	(10)%	—%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Revenue	$112,232	$123,658	$222,297	$245,897
Adjusted EBITDA	9,343	27,849	15,277	48,629
Adjusted EBITDA margin	8%	23%	7%	20%
Impact of Macroeconomic Conditions
We had a lower number of Quarterly Paid Employers in our marketplace and lower Revenue per Paid Employer during the quarter ended June 30, 2025 compared to the prior-year period primarily due to reduced demand for hiring, reflective of continued uncertainty in the labor market. In the quarter ended June 30, 2025, we delivered $112.2 million in revenue, which is a 9% decrease compared to the quarter ended June 30, 2024. With those currently employed continuing to leave their jobs at a low rate during the quarter ended June 30, 2025, hiring levels remained lower compared to the quarter ended June 30, 2024, reflecting uncertainty in the economy as trade policies in 2025 remain volatile.
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
We expect that sales and marketing expenses will decrease or increase on an absolute dollar basis as we adjust our highly variable sales and marketing spend budget throughout economic cycles to conserve or reallocate spend to where we see the greatest returns. Additionally, sales and marketing expenses may vary from period to period as a percentage of revenue for the foreseeable future as we constantly measure the expected returns of specific sales and marketing initiatives and adjust spend levels up or down accordingly. This discipline has been a key aspect of our strong financial performance through a wide range of macroeconomic conditions. We expect that these expenses will continue to be our largest operating expense category for the foreseeable future as we continue to invest in our sales and marketing efforts over time.
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
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rate for the three and six months ended June 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to tax detriments relating to the settlement of restricted stock units, or RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, state taxes, and net tax benefits from research and development tax credits. The effective tax rate for the three and six months ended June 30, 2024 differed from the U.S. federal statutory tax rate of 21% primarily due to tax detriments relating to the settlement of RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, state taxes, and net tax benefits from research and development tax credits.

Results of Operations
The following table sets forth our consolidated results of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue(1)	$112,232	$123,658	$222,297	$245,897
Cost of revenue(2)	11,963	12,943	23,618	26,264
Gross profit	100,269	110,715	198,679	219,633
Operating expenses
Sales and marketing(2)	58,065	51,464	116,533	106,157
Research and development(2)	32,095	33,310	65,361	69,386
General and administrative(2)	16,771	16,518	35,116	35,573
Total operating expenses	106,931	101,292	217,010	211,116
Income (loss) from operations	(6,662)	9,423	(18,331)	8,517
Other income (expense)
Interest expense	(7,401)	(7,361)	(14,793)	(14,717)
Other income (expense), net	4,953	5,599	10,308	10,478
Total other income (expense), net	(2,448)	(1,762)	(4,485)	(4,239)
Income (loss) before income taxes	(9,110)	7,661	(22,816)	4,278
Income tax expense (benefit)	396	647	(479)	3,769
Net income (loss)	$(9,506)	$7,014	$(22,337)	$509

____________
(1)Revenue was comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Subscription	$87,803	$96,427	$173,168	$192,988
Performance-based	24,429	27,231	49,129	52,909
Total revenue	$112,232	$123,658	$222,297	$245,897
(2)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$112	$161	$240	$334
Sales and marketing	2,186	2,595	4,615	5,427
Research and development	5,950	8,447	13,398	17,907
General and administrative	4,364	4,386	8,986	10,497
Total stock-based compensation	$12,612	$15,589	$27,239	$34,165

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$112,232	$123,658	$(11,426)	(9)%	$222,297	$245,897	$(23,600)	(10)%
Revenue decreased by $11.4 million, or 9%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, reflecting the lower number of Quarterly Paid Employers in our marketplace and lower Revenue per Paid Employer primarily due to reduced demand for hiring compared to the three months ended June 30, 2024, reflective of continued uncertainty in the labor market. Subscription revenue decreased by $8.6 million, or 9%, and performance-based revenue decreased by $2.8 million, or 10%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. With those currently employed continuing to leave their jobs at a low rate during the three months ended June 30, 2025, hiring levels remained lower compared to the three months ended June 30, 2024.
Revenue decreased by $23.6 million, or 10%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, reflecting the lower number of Quarterly Paid Employers in our marketplace and lower Revenue per Paid Employer primarily due to reduced demand for hiring compared to the six months ended June 30, 2024, reflective of continued uncertainty in the labor market. Subscription revenue decreased by $19.8 million, or 10%, and performance-based revenue decreased by $3.8 million, or 7%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. With those currently employed continuing to leave their jobs at a low rate during the six months ended June 30, 2025, hiring levels remained lower compared to the six months ended June 30, 2024.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$11,963	$12,943	$(980)	(8)%	$23,618	$26,264	$(2,646)	(10)%
Gross margin	89%	90%			89%	89%
Cost of revenue decreased by $1.0 million, or 8%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a decrease of $0.7 million in partner revenue share. Gross margin was 89% and 90% in the three months ended June 30, 2025 and June 30, 2024, respectively, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.
Cost of revenue decreased by $2.6 million, or 10%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a decrease of $1.2 million in partner revenue share and a decrease of $0.8 million in third-party hosting fees. Gross margin was 89% in both the six months ended June 30, 2025 and June 30, 2024, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$58,065	$51,464	$6,601	13%	$116,533	$106,157	$10,376	10%
Percentage of revenue	52%	42%			52%	43%
Sales and marketing expenses increased by $6.6 million, or 13%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Marketing and advertising spend increased $7.5 million compared to the prior-year period, partially offset by a $0.4 million decrease in stock-based compensation expense for our sales and marketing employees corresponding with lower headcount in the current-year period.
Sales and marketing expenses increased by $10.4 million, or 10%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Marketing and advertising spend increased $13.4 million compared to the prior-year period, partially offset by a decrease of $2.1 million in personnel-related costs and a decrease of $0.8 million in stock-based compensation expense for our sales and marketing employees corresponding with lower headcount in the current period.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$32,095	$33,310	$(1,215)	(4)%	$65,361	$69,386	$(4,025)	(6)%
Percentage of revenue	29%	27%			29%	28%
Research and development expenses decreased by $1.2 million, or 4%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily driven by a $2.5 million decrease in stock-based compensation expense for our research and development employees corresponding with lower headcount in the current-year period, partially offset by a $0.5 million increase in amortization expense related to our finite-lived developed technology intangible asset acquired in July 2024 as part of the Breakroom acquisition.
Research and development expenses decreased by $4.0 million, or 6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily driven by a $4.5 million decrease in stock-based compensation expense for our research and development employees corresponding with lower headcount in the current-year period, partially offset by a $1.0 million increase in amortization expense related to our finite-lived developed technology intangible asset acquired in July 2024 as part of the Breakroom acquisition.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$16,771	$16,518	$253	2%	$35,116	$35,573	$(457)	(1)%
Percentage of revenue	15%	13%			16%	14%
There were immaterial fluctuations in general and administrative expenses for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively.
Total Other Income (Expense), Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Total other income (expense), net	$(2,448)	$(1,762)	$(686)	39%	$(4,485)	$(4,239)	$(246)	6%
There were immaterial fluctuations in other income (expense), net for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively.
Income Tax Expense (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$396	$647	$(251)	(39)%	$(479)	$3,769	$(4,248)	(113)%
Effective tax rate	(4.3)%	8.4%			2.1%	88.1%
Income tax expense (benefit) decreased by $0.3 million, or 39%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease in income tax expense (benefit) is primarily attributable to a decrease in income before income taxes.
Income tax expense (benefit) decreased by $4.2 million, or 113%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in income tax expense (benefit) is primarily attributable to a decrease in income before income taxes.
Liquidity and Capital Resources
As of June 30, 2025, we had cash, cash equivalents, and marketable securities totaling $421.2 million and $286.6 million available in unused borrowing capacity under our credit facility. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes. As of June 30, 2025, we had no amounts outstanding under our credit facility.

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
Credit Facility
In April 2021, we entered into a $250.0 million credit facility agreement with a syndicate of banks. In July 2024, we entered into a supplement to the credit facility agreement which increased the aggregate revolving commitments available under the credit facility from $250.0 million to $290.0 million. The credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon our Net Leverage Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing 12 months of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. We are also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the credit facility at a rate between 0.25% to 0.35%, depending on our Net Leverage Ratio. The amount available under the credit facility is reduced by letters of credit outstanding, which totaled $3.4 million as of June 30, 2025. The letters of credit outstanding relate to various leased office spaces.
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
We have no amounts outstanding under the credit facility and are in compliance with our debt covenants as of June 30, 2025.

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
Share Repurchase Program
As of June 30, 2025, our board of directors has authorized us to repurchase up to $650.0 million of our outstanding common stock, with no fixed expiration. During the six months ended June 30, 2025, we repurchased 14.9 million shares of our Class A common stock for $83.9 million under our share repurchase program, including 6.2 million shares of our Class A common stock delivered under a Rule 10b5-1 plan totaling $35.0 million, 5.7 million shares of our Class A common stock purchased in the open market totaling $32.9 million, and 3.0 million shares of our Class A common stock purchased in a privately negotiated transaction with certain entities affiliated with Institutional Venture Partners totaling $16.0 million.
Approximately $39.2 million remains available for future repurchases of our common stock under our share repurchase program as of June 30, 2025. For more information, see Note 10 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
In August 2025, our board of directors authorized an increase to the Program of an additional $100.0 million, for an aggregate authorization of up to $750.0 million.
Investments
During the three and six months ended June 30, 2025, we continued investing primarily in highly rated debt securities and money market mutual funds to manage our excess cash reserves. The primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments. We consider all of our investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities within current assets in our condensed consolidated balance sheets.
As of June 30, 2025, we held $250.8 million in total investments, consisting of money market mutual funds and available-for-sale debt securities. These investments are included within cash and cash equivalents and marketable securities within our condensed consolidated balance sheets. For more information, see Note 6 – Financial Instruments to our condensed consolidated financial statements included in this report.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024

Net cash provided by operating activities	$634	$23,897
Net cash provided by (used in) investing activities	68,491	(15,361)
Net cash used in financing activities	(84,101)	(19,891)
Net decrease in cash and cash equivalents	$(14,976)	$(11,355)
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the six months ended June 30, 2025, cash provided by operating activities was $0.6 million resulting from our net loss of $22.3 million, adjusted by non-cash charges of $24.0 million and a net decrease of $1.0 million in our operating assets and liabilities. The non-cash charges primarily resulted from $27.2 million for stock-based compensation expense, $6.4 million pertaining to amortization of intangible assets and depreciation, and $2.0 million pertaining to non-cash lease expense, partially offset by $9.2 million related to the change in our deferred tax assets driven by our current year capitalization of research costs from a tax perspective and $4.1 million in amortization and accretion of marketable securities. The decrease of $1.0 million related to changes in our operating assets and liabilities was primarily driven by a $2.8 million increase in accounts receivable and a $2.1 million decrease in our operating lease liabilities, partially offset by a $1.9 million increase in our accounts payable and accrued expenses and other liabilities, a $0.9 million increase in deferred revenue, a $0.7 million decrease in other assets, and a $0.4 million decrease in deferred commissions.
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
Investing Activities
For the six months ended June 30, 2025, cash provided by investing activities was $68.5 million resulting from $342.2 million received from paydowns, maturities and redemptions of marketable securities and $1.0 million received from sales of marketable securities, partially offset by $270.1 million used in purchases of marketable securities and $4.0 million capitalized for software development costs.

For the six months ended June 30, 2024, cash used in investing activities was $15.4 million resulting from $297.8 million used in purchases of marketable securities and $5.3 million capitalized for software development costs, partially offset by $288.0 million received from paydowns, maturities and redemptions of marketable securities.
Financing Activities
For the six months ended June 30, 2025, cash used in financing activities was $84.1 million which consisted of $84.1 million used for the repurchase of common stock and $4.1 million for the net settlement of taxes on equity awards, partially offset by $2.4 million of proceeds from the exercise of stock options and $1.7 million of proceeds from the issuance of stock under the employee stock purchase plan.
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
Obligations and Other Commitments
See the 2024 Form 10-K for our future minimum commitments related to certain software service agreements. Through June 30, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Lastly, we are subject to interest rate risk in connection with our investments. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. To minimize interest rate risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial market, money market mutual funds, U.S. government and agency securities, and corporate debt securities. To assess interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio. Based on investment positions as of June 30, 2025, a hypothetical increase in interest rates of 100 basis points across all maturities would result in a $0.4 million decrease in the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Recently, the U.S. government has enacted, and continues to consider, a range of trade-related measures, including tariffs, export controls, and other policies. The President of the United States has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential changes to trade agreements, tariff structures, and foreign investment relations. Shifts in trade policies—whether through legislation, executive action, or international negotiation—could alter the global trade landscape and affect supply chains, pricing, and demand for goods and services. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. These changes could prevent or make it difficult or more expensive for our customers to operate their businesses, which may result in a decrease in their hiring levels, which could affect our sales. Any significant changes in current U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect upon our results of operations.
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
We face competition from many well-established online job sites such as CareerBuilder and Monster, Craigslist, Glassdoor, Indeed, and LinkedIn, as well as from newer entrants such as Google or Facebook. Many of our existing and potential competitors are considerably larger or more established than we are and have larger workforces and more substantial marketing and financial resources. Price competition for job marketplaces such as ours is likely to remain high, which could limit our ability to maintain or increase our market share, subscriber base, revenue and/or profitability.
We also compete with companies that utilize emerging technologies and assets, such as large language models (LLMs), machine learning, and other types of AI. These competitors may offer products and services that may, among other things, provide automated alternatives to the services that employers or job seekers would otherwise seek from ZipRecruiter, use machine learning algorithms to connect employers with job seekers more effectively than we do, or otherwise change the way that employers engage with job seekers or the way job seekers apply to jobs or find work so as to make our marketplace less attractive. We may face increased competition from these competitors as they mature and expand their capabilities.

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
We experienced a period of significant growth in prior years and expect to continue to invest strategically across our company to support measured growth, while also scaling back certain areas of our business in response to changing macroeconomic conditions. Although we have experienced rapid growth historically, we may not return to prior growth rates or sustain our growth rates, nor can we assure you that our investments to support our growth or to manage expenses by scaling back other areas of our business will be successful. The effective scaling of our business will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage any future growth effectively, we must continue to improve our operational, financial, and management information systems; expand, motivate, and effectively manage and train our workforce; and effectively collaborate with our third-party partners. If we cannot manage any future growth successfully, our business, operating results, financial condition, and ability to successfully advertise our marketplace and serve our employers and job seekers could be adversely affected.
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

Additionally, our hybrid working environment may impede our ability to foster a creative environment and adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects. Our hybrid work approach may change at any time, and may vary among geographies.
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
We have incurred net losses in the past, anticipate increasing our operating expenses in the future, and may not regain profitability.
While we earned net income of $49.1 million and $61.5 million for the years ended December 31, 2023 and 2022, respectively, we have also incurred significant net losses in subsequent periods, including a net loss of $9.5 million and $22.3 million for the three and six months ended June 30, 2025, respectively, and a net loss of $12.9 million for the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $65.2 million. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to regain or maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that we can sustain profitability.
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
A significant portion of our technology team is located in Israel. As a result, political, economic and military conditions in Israel may directly affect our business. In October 2023, Hamas conducted several terrorist attacks in Israel resulting in ongoing war throughout the country, as well as significant military activity, loss of life, casualties, damage to property in the region, and the temporary closure of our office in Israel for several days. Furthermore, the recent escalation of Israel’s conflict with Iran could further impact regional stability and our operations. In addition, some of our employees located in Israel are obligated to perform annual reserve duty in the Israel Defense Forces, and may be called to active military duty in emergency circumstances, including the wars against Hamas and Iran and other terrorist or military organizations which have subsequently engaged in hostilities with Israel. We cannot assess the impact that emergency conditions in Israel and any escalation or broadening thereof may have on our business, operations, financial condition or results of operations, but the impact of such conditions could be material. For example, instability in the region could directly impact our ability to operate our business (or any local contractors’ ability to operate their businesses) or cause international currency markets to fluctuate. Additionally, if a significant portion of our employees located in Israel are called for active duty for a significant period of time, or if international political instability and geopolitical tensions continue or increase in the greater Middle East region, our operations, including the development and launch of additional products or services, may be disrupted, which could materially and adversely affect our business and results of operations.
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
Moreover, several U.S. and European jurisdictions are looking to regulate specific uses of AI. For example, New York City currently regulates the use of automated employment decision tools by employers and employment agencies, Utah regulates disclosures for the use of generative AI, Colorado will soon regulate the use of high-risk AI (which definition includes an AI system that is a substantial factor in making a decision that has a significant effect on employment or employment opportunities), and Texas will soon prohibit specific AI use cases (including those developed or deployed with the intent of unlawfully discriminating against a protected class under federal or state law). California has also enacted several new laws in 2024 and 2025 that further regulate use of AI and machine learning technologies, or

AI Technologies, and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI and the types of data used to train such models.
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
The regulatory framework for AI Technologies has also already shifted significantly as the technology continues to evolve. For example, in the United States, the Trump Administration in early 2025 rescinded an executive order relating to the safe and secure development of AI Technologies that was previously implemented by the Biden Administration in 2023. The Trump Administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden executive order. In July 2025, the Trump Administration further issued America’s AI Action Plan focusing on the three pillars of innovation, infrastructure, and international diplomacy and security in AI, and seven underlying principles. The Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance with old frameworks or meet new obligations.
We are also subject to different consumer protection laws, including laws that regulate the offering of automatically renewing subscription offers. For example, the Federal Trade Commission, or FTC, previously implemented the “Click-to-Cancel” rule that would have prohibited covered businesses from, amongst other things, impeding consumers (including in business-to-business transactions) from canceling recurring subscriptions and memberships. However, on July 8, 2025, the U.S. Court of Appeals for the Eighth Circuit vacated the entirety of the “Click-to-Cancel” rule due to a finding of flaws in the FTC’s rulemaking process. The rule may still be appealed by the FTC or the FTC may engage in further rulemaking processes. However, there are still other state laws around these topics that we may be required to comply with, and which compliance requirements may impact our business practices in ways that impact our revenues.
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
We use AI Technologies throughout our business and are making significant investments in this area. For example, we use AI Technologies within our platform to actively connect employers and job seekers, and to help retrieve and appropriately display search results. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if the models underlying these AI Technologies are: (i) incorrectly designed or implemented; (ii) trained or reliant on incomplete, inadequate, inaccurate, flawed, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; (iii) used without sufficient oversight and governance to ensure their responsible use; (iv) providing outputs that are flawed, biased, discriminatory, inflammatory, unfair, or untruthful; and/or (v) adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, including as a result of ethical concerns, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
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
In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties in our technologies or internal business operations, and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers or unable to control the data processing, security, or other practices of these AI Technologies. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third-party AI Technologies are used as a hosted service, any disruption, outage, loss of information, or mishandling of data through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
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
The application of federal, state, local and international tax laws to services provided electronically is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the internet. These enactments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows. For example, in July 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted. The impact of the OBBBA on us will depend on many factors, including future regulatory and Internal Revenue Service guidance and other interpretations of the OBBBA. We will continue to analyze the effect of the OBBBA and such other guidance on our tax positions and to monitor developments.
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
We had $550.0 million of indebtedness (excluding intercompany indebtedness) and $286.6 million available under our credit facility as of June 30, 2025. Our indebtedness could have important consequences, including:
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
Furthermore, the stock market has experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies and financial services and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes, or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
The dual class structure of our common stock concentrates voting control with those stockholders who held our capital stock prior to our listing, including our directors, executive officers, and 5% stockholders. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of June 30, 2025, the holder of our outstanding Class B common stock beneficially owned approximately 15.0% of our total outstanding common stock as a class and held approximately 77.9% of the voting power of our total outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holder of our Class B common stock collectively controls a substantial majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Ian Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
As of June 30, 2025, the board of directors had authorized us to repurchase up to $650.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. Approximately $39.2 million remained available for future repurchases under our $650.0 million share repurchase program as of June 30, 2025. In addition, in August 2025, the board of directors authorized an increase to our share repurchase program of an addition $100.0 million, for an aggregate authorization of up to $750.0 million.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 30, 2025 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 to April 30, 2025	3,982	$5.52	3,982	$75,203
May 1, 2025 to May 31, 2025	5,138	$5.34	5,138	$47,740
June 1, 2025 to June 30, 2025	1,355	$6.27	1,355	$39,243
Total	10,475		10,475
____________
(1)As of June 30, 2025, the board of directors had authorized us to repurchase up to $650.0 million of our common stock under our share repurchase program, of which, $610.8 million had been utilized. The remaining $39.2 million in the table represents the amount available to repurchase shares under the share repurchase program as of June 30, 2025. We may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors. For more information, see Note 10 – Share Repurchase Program to our condensed consolidated financial statements included in this report. In August 2025, the board of directors authorized an increase to our share repurchase program of an additional $100.0 million, for an aggregate authorization of up to $750.0 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2025, the following individual(s) serving as a director and/or an officer (as defined in Rule 16a-1(f) of the Exchange Act) of our company adopted or terminated a trading plan for the purchase or sale of our securities as described in Item 408 of Regulation S-K. The material terms of these plans, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the “Rule 10b5-1 Plans”), are as follows:
•On May 23, 2025, Lora Bartolome, our Senior Vice President, Accounting and Controller, adopted a Rule 10b5-1 Plan for the potential sale of up to 39,875 shares of common stock. The plan’s expiration date is September 30, 2026.
Each of the Rule 10b5-1 Plans included a representation from the officer to the broker administering the plan that they were not in possession of any material nonpublic information regarding our company or the securities subject to the plan. A similar representation was made to us in connection with the adoption of the plan under our insider trading policy. Those representations were made as of the date of adoption of the Rule 10b5-1 Plans, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the officer was unaware, or with respect to any material nonpublic information acquired by the officer or us after the date of the representation.

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

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on August 11, 2025.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer

By:	/s/ Timothy Yarbrough
Timothy Yarbrough
Executive Vice President, Chief Financial Officer