Form 10-Q
period 2025-09-30
ZIPRECRUITER, INC.
filed 2025-11-05
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 72,529,953 shares of Class A common stock outstanding and 13,029,486 shares of Class B common stock outstanding as of October 29, 2025.

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZipRecruiter, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$211,809	$218,432
Marketable securities	199,161	287,449
Accounts receivable, net of allowances of $2,072 and $1,976 at September 30, 2025 and December 31, 2024, respectively	24,871	23,454
Prepaid expenses and other assets	11,041	10,059
Deferred commissions, current portion	2,898	4,279
Total current assets	449,780	543,673
Property and equipment, net	4,343	4,889
Operating lease right-of-use assets	10,180	6,007
Internal-use software, net	16,564	18,510
Deferred commissions, net of current portion	4,036	2,915
Intangible assets, net	3,865	5,339
Goodwill	8,518	8,518
Deferred tax assets, net	75,959	73,737
Other assets	307	472
Total assets	$573,552	$664,060

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$11,377	$10,519
Accrued expenses	42,747	43,493
Accrued interest	5,989	12,866
Deferred revenue	11,268	10,837
Operating lease liabilities, current portion	2,429	2,786
Other current liabilities	1,501	1,093
Total current liabilities	75,311	81,594
Operating lease liabilities, net of current portion	11,328	6,286
Long-term borrowings, net	544,491	543,649
Other long-term liabilities	18,570	19,101
Total liabilities	649,700	650,630
Commitments and contingencies (Note 9)

Stockholders' equity (deficit)
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of September 30, 2025 and December 31, 2024; 72,460 and 75,615 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Class B convertible common stock, $0.00001 par value; 700,000 shares authorized as of September 30, 2025 and December 31, 2024; 13,225 and 22,829 shares issued and 13,030 and 22,634 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Class B treasury stock, 195 shares outstanding as of September 30, 2025 and December 31, 2024	(644)	(644)
Additional paid-in capital	—	32,402
Accumulated deficit	(75,573)	(18,385)
Accumulated other comprehensive income	68	56
Total stockholders' equity (deficit)	(76,148)	13,430
Total liabilities and stockholders' equity (deficit)	$573,552	$664,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$114,982	$117,084	$337,279	$362,981
Cost of revenue	12,515	12,382	36,133	38,646
Gross profit	102,467	104,702	301,146	324,335
Operating expenses
Sales and marketing	59,952	54,928	176,485	161,085
Research and development	30,854	33,705	96,215	103,091
General and administrative	16,688	19,308	51,804	54,881
Total operating expenses	107,494	107,941	324,504	319,057
Income (loss) from operations	(5,027)	(3,239)	(23,358)	5,278
Other income (expense)
Interest expense	(7,406)	(7,475)	(22,199)	(22,192)
Other income (expense), net	4,119	6,320	14,427	16,798
Total other income (expense), net	(3,287)	(1,155)	(7,772)	(5,394)
Loss before income taxes	(8,314)	(4,394)	(31,130)	(116)
Income tax expense (benefit)	1,508	(1,824)	1,029	1,945
Net loss	(9,822)	(2,570)	(32,159)	(2,061)
Net loss per share:
Basic	$(0.11)	$(0.03)	$(0.35)	$(0.02)
Diluted	$(0.11)	$(0.03)	$(0.35)	$(0.02)
Weighted average shares used in computing net loss per share:
Basic	86,295	98,485	91,600	98,871
Diluted	86,295	98,485	91,600	98,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(9,822)	$(2,570)	$(32,159)	$(2,061)
Other comprehensive income, net of tax:
Change in unrealized gains on available-for-sale debt securities	59	221	12	157
Total other comprehensive income	59	221	12	157
Total comprehensive loss	$(9,763)	$(2,349)	$(32,147)	$(1,904)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands)
(unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	75,615	$1	22,829	$—	(195)	$(644)	$32,402	$(18,385)	$56	$13,430
Conversion of Class B stock to Class A stock	10,924	—	(10,924)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	10	—	1,308	—	—	—	1,485	—	—	1,485
Issuance of common stock upon the vesting and settlement of RSUs	901	—	18	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	14,828	—	—	14,828
Shares withheld related to net share settlement	(363)	—	(6)	—	—	—	(2,201)	—	—	(2,201)
Shares issued under employee stock purchase plan	256	—	—	—	—	—	1,665	—	—	1,665
Repurchase and retirement of common stock	(4,390)	—	—	—	—	—	(27,475)	—	—	(27,475)
Share repurchase excise tax	—	—	—	—	—	—	(155)	—	—	(155)
Net loss	—	—	—	—	—	—	—	(12,831)	—	(12,831)
Other comprehensive loss	—	—	—	—	—	—	—	—	(72)	(72)
Balance as of March 31, 2025	82,953	$1	13,225	$—	(195)	$(644)	$20,549	$(31,216)	$(16)	$(11,326)
Conversion of Class B stock to Class A stock	903	—	(903)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	13	—	903	—	—	—	915	—	—	915
Issuance of common stock upon the vesting and settlement of RSUs	1,050	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	13,022	—	—	13,022
Shares withheld related to net share settlement	(363)	—	—	—	—	—	(1,899)	—	—	(1,899)
Repurchase and retirement of common stock	(10,475)	—	—	—	—	—	(32,587)	(24,031)	—	(56,618)
Share repurchase excise tax	—	—	—	—	—	—	—	(481)	—	(481)
Net loss	—	—	—	—	—	—	—	(9,506)	—	(9,506)
Other comprehensive income	—	—	—	—	—	—	—	—	25	25
Balance as of June 30, 2025	74,081	$1	13,225	$—	(195)	$(644)	$—	$(65,234)	$9	$(65,868)
Conversion of Class B stock to Class A stock	59	—	(59)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	9	—	59	—	—	—	75	—	—	75
Issuance of common stock upon the vesting and settlement of RSUs	917	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	11,273	—	—	11,273
Shares withheld related to net share settlement	(363)	—	—	—	—	—	(1,779)	—	—	(1,779)
Repurchase and retirement of common stock	(2,243)	—	—	—	—	—	(9,569)	(443)	—	(10,012)
Share repurchase excise tax	—	—	—	—	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	—	—	—	(9,822)	—	(9,822)
Other comprehensive income	—	—	—	—	—	—	—	—	59	59
Balance as of September 30, 2025	72,460	$1	13,225	$—	(195)	$(644)	$—	$(75,573)	$68	$(76,148)

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

ZipRecruiter, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(32,159)	$(2,061)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	38,299	49,198
Depreciation and amortization	9,585	9,086
Provision (recovery) for bad debts	921	(26)
Deferred income taxes	(3,302)	(1,578)
Non-cash lease expense	2,604	2,954
Amortization and accretion of marketable securities	(5,579)	(7,991)
Other	2,199	3,080
Change in operating assets and liabilities:
Accounts receivable	(2,338)	3,037
Prepaid expenses and other assets	(1,064)	(8,068)
Deferred commissions	260	1,509
Other assets	982	669
Accounts payable	900	(2,897)
Accrued expenses and other liabilities	801	(2,096)
Accrued interest	(6,877)	(6,848)
Deferred revenue	467	(747)
Operating lease liabilities	(2,454)	(3,978)
Net cash provided by operating activities	3,245	33,243
Cash flows from investing activities
Purchases of property and equipment	(976)	(473)
Acquisition of business, net of cash acquired	—	(12,040)
Capitalized internal-use software costs	(5,023)	(7,191)
Purchases of marketable securities	(401,632)	(480,085)
Sales of marketable securities	983	—
Paydowns, maturities, and redemptions of marketable securities	493,521	452,711
Net cash provided by (used in) investing activities	86,873	(47,078)
Cash flows from financing activities
Repurchase of common stock	(94,105)	(37,635)
Proceeds from exercise of stock options	2,506	1,522
Payments of tax withholdings on net settlement of equity awards	(5,879)	(11,106)
Proceeds from issuance of stock under employee stock purchase plan	1,665	3,625
Payment of acquisition-related non-employee investor holdback consideration	(928)	—
Net cash used in financing activities	(96,741)	(43,594)
Net decrease in cash and cash equivalents	(6,623)	(57,429)
Cash and cash equivalents
Beginning of period	218,432	283,043
End of period	$211,809	$225,614
Supplemental disclosure of non-cash activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	7,148	1,248
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Organization and Description of Business
ZipRecruiter, Inc. was incorporated in the state of Delaware on June 29, 2010. Hereinafter, ZipRecruiter, Inc. and its wholly owned subsidiaries ZipRecruiter Israel Ltd., ZipRecruiter UK Ltd., ZipRecruiter Canada Ltd., and Poplar Technologies Ltd. (d/b/a Breakroom) (“Breakroom”) are collectively referred to as “ZipRecruiter” or the “Company.” The Company is a two-sided marketplace that enables employers and job seekers to connect with one another online to fill job opportunities.

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
The operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025 or any future period.
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
The Company classifies and accounts for its debt securities as available-for-sale, and it carries such securities at fair value with unrealized gains and losses reported net of tax as a separate component of stockholders' equity (deficit) in accumulated other comprehensive income. During the three and nine months ended September 30, 2025, in connection with its available-for-sale debt securities, the Company recorded immaterial pre-tax unrealized gains in other comprehensive income with no associated tax

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
expense. During both the three and nine months ended September 30, 2024, in connection with its available-for-sale debt securities, the Company recorded pre-tax unrealized gains of $0.2 million in other comprehensive income with no associated tax benefit.
The Company determines any realized gains and losses on the sale of its available-for-sale debt securities using a specific identification method, and it records such gains and losses through other income (expense), net in its condensed consolidated statements of operations. During the three months ended September 30, 2025, the Company did not have any sales of its available-for-sale debt securities and consequently, did not reclassify any amounts out of accumulated other comprehensive income into other income (expense), net in the condensed consolidated statements of operations. During the nine months ended September 30, 2025, the Company recorded $1.0 million in proceeds related to sales of its available-for-sale debt securities and no material gross realized gains or gross realized losses as a result of those sales. Such securities were purchased during the nine months ended September 30, 2025, and consequently, the Company did not reclassify any amounts out of beginning accumulated other comprehensive income into other income (expense), net in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company did not have any sales of its available-for-sale debt securities and consequently, did not reclassify any amounts out of accumulated other comprehensive income into other income (expense), net in the condensed consolidated statements of operations.
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
Sales and marketing costs are expensed as incurred, and consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Marketing and advertising	$36,725	$27,486	$100,748	$78,119
Other sales and marketing	23,227	27,442	75,737	82,966
Total sales and marketing	$59,952	$54,928	$176,485	$161,085
Marketing and advertising expense includes advertising, online lead generation, customer and industry events and candidate acquisition. Other sales and marketing expense includes personnel-related costs (including salaries, sales commissions, bonuses, benefits, and stock-based compensation) for the

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company’s sales and marketing employees, marketing activities, and related allocated overhead costs. The Company allocates a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to other sales and marketing expense based on headcount.
Revenue is attributed to geographic regions based on locations where services are provided to the Company’s customers. Foreign countries outside of the United States, in aggregate, accounted for less than 2% of the Company’s revenue for each of the three and nine months ended September 30, 2025 and 2024. In addition, long-lived assets outside of the United States were not material as of September 30, 2025 and December 31, 2024.
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
One customer accounted for 15% and 10% of the Company’s outstanding accounts receivable as of September 30, 2025 and December 31, 2024, respectively. One additional customer accounted for 14% of the Company’s outstanding accounts receivable as of both September 30, 2025 and December 31, 2024. The Company closely monitors the financial conditions of the foregoing customers, which have been in good credit standing. No other customer individually accounted for 10% or more of the Company’s outstanding accounts receivable as of September 30, 2025 and December 31, 2024. As such, the Company does not consider the concentration of its accounts receivable to be a material risk. For the three and nine months ended September 30, 2025 and 2024, there were no customers that individually represented 10% or more of revenue.
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
The lease has an initial term of 65 months expiring in October 2030, with an option to renew for one five-year period exercisable at the Company's discretion. Future undiscounted lease payments related to the lease as of September 30, 2025 are $7.9 million, with $0.2 million due during the remainder of 2025, $1.5 million due in 2026, $1.6 million due in 2027, $1.6 million due in 2028, $1.7 million due in 2029, and $1.3 million due thereafter. Imputed interest on the lease as of September 30, 2025 is $1.3 million.
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which intends to enhance the transparency and decision usefulness of income tax disclosures, primarily through expanding disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024 on a prospective basis. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements other than the addition of certain incremental footnote disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs and increases the operability of the recognition guidance about when to start capitalizing software costs by removing all references to prescriptive and sequential software development stages throughout Subtopic 350-40. The update will be effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, on a prospective, modified, or retrospective basis. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of this update on its consolidated financial statements.
3.    Net Loss Per Share
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss per share, basic and diluted:
Net loss	$(9,822)	$(2,570)	$(32,159)	$(2,061)
Weighted average shares of Class A and Class B common stock outstanding	86,295	98,485	91,600	98,871
Net loss per share, basic and diluted	$(0.11)	$(0.03)	$(0.35)	$(0.02)
The weighted average number of potentially dilutive common stock equivalents of 9.8 million and 10.7 million were excluded from the computation of diluted net loss per share during the three and nine months ended September 30, 2025, respectively, because their inclusion would have been anti-dilutive. The weighted average number of potentially dilutive common stock equivalents of 12.4 million and 12.8 million were excluded from the computation of diluted net loss per share during the three and nine months ended September 30, 2024, respectively, because their inclusion would have been anti-dilutive.

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
The fair value of consideration transferred on the date of acquisition totaled $13.3 million, consisting of $12.4 million paid in cash and a liability of $0.9 million assumed related to non-employee investor holdback consideration. Such non-employee investor holdback consideration, payable one year subsequent to the date of acquisition, was paid during the three months ended September 30, 2025. This consideration was subject to customary holdback provisions and was not contingent upon the occurrence of specified future events.
The financial results of Breakroom from the date of acquisition were included in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024. Pro forma results of operations have not been presented as the results do not have a material effect on any of the periods presented in the Company’s condensed consolidated financial statements.
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Amortization expense for such finite-lived intangible assets was $0.5 million and $1.5 million during the three and nine months ended September 30, 2025, respectively, and $0.4 million during both the three and nine months ended September 30, 2024. Future amortization expense for the Company’s finite-lived intangible assets as of September 30, 2025 is as follows for the years ended December 31, (in thousands):

2025	$496
2026	1,970
2027	1,120
2028	43
2029	43
Thereafter	193
Total future amortization expense	$3,865
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
Goodwill was primarily attributable to the workforce of the acquired business and benefits related to expanded market opportunities from integrating Breakroom’s technology with the Company’s marketplace offerings. All of the goodwill was assigned to the Company’s single reporting unit and was not deductible for tax purposes.
Upon the close of the transaction, the Company agreed to pay up to $3.5 million to former Breakroom founders, in equal quarterly installments over a three-year period post-closing of the transaction, contingent upon those employees’ continued employment with the Company (the “Employee Seller Holdback Consideration”). These costs are expensed over the continued employment period. For the three and nine months ended September 30, 2025, the Company incurred expenses of $0.3 million and $0.9 million, respectively, related to the Employee Seller Holdback Consideration, of which $0.2 million and $0.6 million, respectively, were recorded in research and development expenses and $0.1 million and $0.3 million, respectively, were recorded in general and administrative expenses within the Company’s condensed consolidated statements of operations. For both the three and nine months ended September 30, 2024, the Company incurred expenses of $0.3 million related to the Employee Seller Holdback Consideration, of which $0.2 million were recorded in research and development expenses and $0.1 million were recorded in general and administrative expenses within the Company’s condensed consolidated statements of operations. The Company recorded no additional acquisition-related costs for the three and nine months ended September 30, 2025. Additional acquisition-related costs were not material for the three and nine months ended September 30, 2024.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.    Revenue Information
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Subscription	$87,729	$91,071	$260,897	$284,059
Performance-based	27,253	26,013	76,382	78,922
Total revenue	$114,982	$117,084	$337,279	$362,981
The Company recognized $11.0 million and $11.7 million of revenue during the three months ended September 30, 2025 and 2024, respectively, that was included in the deferred revenue balances as of June 30, 2025 and 2024, respectively.
The Company recognized $10.6 million and $12.7 million of revenue during the nine months ended September 30, 2025 and 2024, respectively, that was included in the deferred revenue balances as of December 31, 2024 and 2023, respectively.
As of September 30, 2025 and December 31, 2024, the Company had no contract assets.
Deferred Commissions
Accounting Standards Codification 606 requires the deferral of the recognition of incremental costs to obtain a contract, which the Company has identified as certain of its sales commissions paid to internal sales representatives for the sale of the Company’s services. The Company amortizes deferred commissions over the expected period of benefit unless the amortization period is less than one year, in which case, the Company has elected to apply the practical expedient to expense those costs as incurred. Prior to April 2025, the expected customer life had been estimated to be three years. In April 2025, the Company completed an assessment of the expected customer life and adjusted the expected customer life from three years to four years. This change in accounting estimate was effective beginning April 1, 2025, and resulted in an immaterial impact to the Company’s financial statements for the three and nine months ended September 30, 2025.
For more information on deferred commissions, please see Note 5 – Revenue Information to the Company’s audited consolidated financial statements in the 2024 Form 10-K.
Performance Obligations
No revenue was recognized during the three and nine months ended September 30, 2025 and the three months ended September 30, 2024 from performance obligations satisfied in previous periods. An immaterial amount of revenue was recognized during the nine months ended September 30, 2024 from performance obligations satisfied in previous periods.
As of September 30, 2025, the Company did not have any material remaining performance obligations expected to be recognized in the future. Generally, any remaining performance obligations relate primarily to subscription services such as time-based job posting plans, upsell services, and resume database plans that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.    Financial Instruments
Fair Value Measurements
The following table presents the Company’s financial assets measured at fair value on a recurring basis, as well as the amortized cost basis and gross unrealized gains and losses of those assets as of September 30, 2025 (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$162,478	$—	$—	$162,478	$162,478	$—
Money market mutual funds	32,182	—	—	32,182	32,182	—
U.S. treasury securities	85,880	38	—	85,918	4,492	81,426
Subtotal	280,540	38	—	280,578	199,152	81,426
Level 2:
Commercial paper	57,833	—	—	57,833	12,657	45,176
Certificates of deposit	114	—	—	114	—	114
Corporate notes and obligations	54,082	11	(5)	54,088	—	54,088
Asset-backed securities	18,334	23	—	18,357	—	18,357
Subtotal	130,363	34	(5)	130,392	12,657	117,735
Total cash, cash equivalents, and marketable securities	$410,903	$72	$(5)	$410,970	$211,809	$199,161

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
The carrying amounts of the Company’s remaining financial instruments not discussed in the above table, including accounts receivable and accounts payable, approximate fair value because of their short-term maturities, except for the Company’s senior unsecured notes due 2030 (the “Notes”) which are valued on a quarterly basis for disclosure purposes only based on quoted prices for the Notes in less active markets and categorized accordingly as Level 2 in the fair value hierarchy. The aggregate fair value of the Notes was estimated to be approximately $441.4 million as of September 30, 2025 and approximately $496.4 million as of December 31, 2024.
Equity Securities
The Company’s investments in equity securities consist primarily of money market mutual funds. During the three and nine months ended September 30, 2025 and 2024, the Company recorded no unrealized gains or losses in connection with its money market mutual funds held as of September 30, 2025.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Available-for-sale Debt Securities
The following table summarizes the fair value of the Company’s available-for-sale debt securities by contractual maturity as of September 30, 2025 (in thousands):

Due within 1 year	$197,348
Due after 1 year through 5 years	18,962
Total available-for-sale debt securities	$216,310
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months as of September 30, 2025 (in thousands):

	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	20,654	(5)
Total available-for-sale debt securities	$20,654	$(5)
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months as of December 31, 2024 (in thousands):

	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	74,872	(40)
Total available-for-sale debt securities	$74,872	$(40)
The Company had no available-for-sale debt securities in a continuous unrealized loss position for more than 12 months as of September 30, 2025 or December 31, 2024.
The Company did not recognize any credit losses for its available-for-sale debt securities during the three and nine months ended September 30, 2025 and 2024. The Company had no ending allowance balances for credit losses as of September 30, 2025 or December 31, 2024.
During the three months ended September 30, 2025, the Company had no sales of its available-for-sale debt securities. During the nine months ended September 30, 2025, the Company recorded $1.0 million in proceeds related to sales of its available-for-sale securities. The Company recorded no material gross realized gains or gross realized losses in its condensed consolidated statements of operations as a result of those sales. During the three and nine months ended September 30, 2024, the Company had no sales of its available-for-sale debt securities.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued compensation and benefits	$17,864	$18,415
Accrued marketing	11,718	10,956
Accrued commissions	3,966	3,913
Accrued partner expenses	1,785	1,204
Accrued refunds and customer liabilities	2,112	1,982
Other accrued expenses	5,302	7,023
Total accrued expenses	$42,747	$43,493

8.    Debt
Credit Facility
In April 2021, the Company entered into a $250.0 million credit facility agreement with a syndicate of banks. In July 2024, the Company entered into a supplement to the credit facility agreement, which increased the aggregate revolving commitments available under the credit facility from $250.0 million to $290.0 million. The credit facility has a maturity date of April 30, 2026. The Company had no amounts outstanding under its credit facility and was in compliance with the financial covenants as of September 30, 2025. The amount available under the credit facility as of September 30, 2025 was $287.4 million, which is the credit limit less letters of credit outstanding of $2.6 million.
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
The Company includes its Notes, net of debt issuance costs, within long-term borrowings in its condensed consolidated balance sheets. As of September 30, 2025, the Company had a carrying amount of approximately $5.5 million of debt issuance costs related to the Notes.
For the three months ended September 30, 2025 and 2024, the Company recognized $7.2 million and $7.1 million, respectively, in interest expense related to the Notes. Such interest expense includes $0.3 million related to the amortization of debt issuance costs for both the three months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, the Company recognized $21.5 million and $21.4 million, respectively, in interest expense related to the Notes. Such interest expense includes $0.8 million related to the amortization of debt issuance costs for both the nine months ended September 30, 2025 and 2024. The Notes had an effective interest rate of 5.4% for all periods.

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
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of September 30, 2025, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.

10.    Share Repurchase Program
As of December 31, 2024, the Company’s board of directors authorized the Company to repurchase up to $650.0 million of outstanding shares of its common stock pursuant to a share repurchase program (the “Program”). In August 2025, the Company’s board of directors authorized an increase to the Program of $100.0 million, which resulted in a total of $750.0 million of outstanding shares of its common stock authorized for repurchase. Under the Program, the Company may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The Program does not obligate the Company to repurchase shares of common stock. There is no minimum or maximum number of shares to be repurchased under the Program.
During the nine months ended September 30, 2025, the Company repurchased 17.1 million shares of its Class A common stock for $93.9 million under the Program, including 6.2 million shares of its Class A common stock delivered under a Rule 10b5-1 plan totaling $35.0 million, 6.3 million shares of its Class A common stock purchased in the open market totaling $35.9 million, and 4.6 million shares of its Class A common stock purchased in privately negotiated transactions with certain entities affiliated with Institutional Venture Partners totaling $23.0 million.
Approximately $129.2 million remains available for future repurchases of common stock under the Program as of September 30, 2025.
All shares repurchased under the Program were immediately retired. Repurchased shares reduced the Company’s outstanding shares and its weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.    Stock-Based Compensation
Total stock-based compensation expense is recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$102	$148	$342	$482
Sales and marketing	1,792	2,688	6,407	8,115
Research and development	5,162	7,814	18,560	25,721
General and administrative	4,004	4,438	12,990	14,935
Total stock-based compensation	$11,060	$15,088	$38,299	$49,253
Equity Incentive Plan and Employee Stock Purchase Plan
Under the Company’s 2021 Equity Incentive Plan, as of September 30, 2025, 35.9 million shares of Class A common stock were authorized, of which 18.3 million shares of Class A common stock were available for future issuance. The number of shares reserved for issuance was increased in January 2025 pursuant to the evergreen provisions set forth in the 2021 Equity Incentive Plan.
Under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), as of September 30, 2025, 4.5 million shares of Class A common stock were authorized. The number of shares reserved for issuance was increased in January 2025 pursuant to the evergreen provisions set forth in the ESPP.
The ESPP provides for concurrent six-month offering and purchase periods beginning February 15 and August 15 of each year. During the three months ended September 30, 2025, no shares of Class A common stock were purchased under the ESPP. During the nine months ended September 30, 2025, 0.3 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $1.7 million. In January 2025, the compensation committee of the Company’s board of directors approved the suspension of its ESPP following the completion of the purchase of shares of its common stock for the offering period that ended February 14, 2025. As such, because there was no ongoing offering and purchase period as of September 30, 2025, the Company did not record any liability related to accumulated payroll deductions under the ESPP.
Stock Options
A summary of the Company’s stock option activity for the nine months ended September 30, 2025 is as follows (in thousands, except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2024	4,093	$2.37
Granted	—	—
Exercised	(2,302)	1.07
Forfeited/Canceled	(12)	2.73
Outstanding at September 30, 2025	1,779	$4.04
Exercisable at September 30, 2025	1,779	$4.04
As of September 30, 2025, the Company has no remaining unvested stock options and no remaining stock-based compensation expense for its stock options.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted Stock Units
For all restricted stock units (“RSUs”), the Company recorded stock-based compensation expense of $11.2 million and $39.0 million during the three and nine months ended September 30, 2025, respectively, and $15.1 million and $49.8 million during the three and nine months end September 30, 2024, respectively.
A summary of the Company’s RSU activity for the nine months ended September 30, 2025 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	7,014	$14.85
Granted	4,262	5.54
Vested	(2,886)	13.99
Forfeited/Canceled	(884)	14.92
Unvested at September 30, 2025	7,506	$9.89
As of September 30, 2025, total unrecognized stock-based compensation expense for unvested RSUs was $71.7 million, which is expected to be recognized over a weighted average period of 1.2 years.

12.    Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The income tax expense (benefit), effective tax rates, and statutory federal income tax rates for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax expense (benefit)	$1,508	$(1,824)	$1,029	$1,945
Effective tax rate	(18.1)%	41.5%	(3.3)%	*
Statutory federal income tax rate	21%	21%	21%	21%
____________
*The effective tax rate for the nine months ended September 30, 2024 is not meaningful as a result of the low level of loss before income taxes recorded for the period.

The effective tax rate for the three and nine months ended September 30, 2025 differed from the U.S. federal statutory tax rate of 21% primarily due to tax detriments relating to the settlement of RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, state taxes, and net tax benefits from research and development tax credits.
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the three and nine months ended September 30, 2025, the Company continued to record reserves for the current year uncertain tax positions recognized within the effective tax rate. The Company believes that any change to the unrecognized tax benefits in the next 12 months will not be material to the condensed consolidated financial statements.
On July 4, 2025, the U.S. enacted H.R. 1, commonly known as the One Big Beautiful Bill Act, which contains several provisions related to corporate taxes, including modifications to the capitalization of domestic research and development expenses. These modifications were included in the Company’s income tax provision for the three and nine months ended September 30, 2025. The result of their inclusion was a decrease in both the Company’s deferred tax assets and current taxes payable. The Company will continue to evaluate the impacts the new legislation will have on its consolidated financial statements, but does not anticipate a material impact to its effective tax rate for the year ended December 31, 2025.
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

13.    Subsequent Events
In October 2025, the Company renewed one of its noncancelable purchase commitments related to hosting service agreements. Future minimum commitments related to the Company’s noncancelable purchase commitments as a result of the renewal are approximately $2.7 million for 2025, $16.0 million for 2026, $16.0 million for 2027, $16.0 million for 2028, $16.0 million for 2029, and $13.3 million for 2030 and beyond.

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
For the three months ended September 30, 2025, our revenue was $115.0 million and we had a net loss of $9.8 million and Adjusted EBITDA of $9.2 million. For the three months ended September 30, 2024, our revenue was $117.1 million, and we had a net loss of $2.6 million and Adjusted EBITDA of $15.0 million. For the nine months ended September 30, 2025, our revenue was $337.3 million and we had a net loss of $32.2 million and Adjusted EBITDA of $24.5 million. For the nine months ended September 30, 2024, our revenue was $363.0 million, and we had a net loss of $2.1 million and Adjusted EBITDA of $63.6 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income (loss) to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”

KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
Quarterly Paid Employers	71,572	70,458	65,222	57,833	63,466	66,302	66,959
Revenue per Paid Employer	$1,708	$1,755	$1,795	$1,920	$1,734	$1,693	$1,717

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Adjusted EBITDA	$9,249	$14,988	$24,526	$63,617
Adjusted EBITDA margin	8%	13%	7%	18%
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
In the quarter ended September 30, 2025, Quarterly Paid Employers increased 1% when compared to the quarter ended June 30, 2025 versus a sequential decrease of 7% in the quarter ended September 30, 2024 when compared to the quarter ended June 30, 2024.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the quarter ended September 30, 2025, Revenue per Paid Employer increased when compared to the quarter ended June 30, 2025. We believe our products and services continued to improve and offered more value for employers of all sizes, especially for our performance-based customers, during the quarter ended September 30, 2025.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(9,822)	$(2,570)	$(32,159)	$(2,061)
Stock-based compensation	11,060	15,088	38,299	49,253
Depreciation and amortization	3,216	3,139	9,585	9,086
Interest expense	7,406	7,475	22,199	22,192
Other (income) expense, net	(4,119)	(6,320)	(14,427)	(16,798)
Income tax expense (benefit)	1,508	(1,824)	1,029	1,945
Adjusted EBITDA	$9,249	$14,988	$24,526	$63,617
The following tables present net loss margin and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Revenue	$114,982	$117,084	$337,279	$362,981
Net loss	(9,822)	(2,570)	(32,159)	(2,061)
Net loss margin	(9)%	(2)%	(10)%	(1)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Revenue	$114,982	$117,084	$337,279	$362,981
Adjusted EBITDA	9,249	14,988	24,526	63,617
Adjusted EBITDA margin	8%	13%	7%	18%
Impact of Macroeconomic Conditions
The labor market remains subdued, with employers reducing their demand for hiring. Further, with those currently employed continuing to leave their jobs at a low rate during the quarter ended September 30, 2025, hiring levels remained lower compared to the quarter ended September 30, 2024. Despite the continued uncertainty in the labor market, we had a higher number of Quarterly Paid Employers in our marketplace during the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024, with quarterly employers increasing sequentially during the first three quarters of 2025.
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
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rate for the three and nine months ended September 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to tax detriments relating to the settlement of restricted stock units, or RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, state taxes, and net tax benefits from research and development tax credits. The effective tax rate for the three and nine months ended September 30, 2024 differed from the U.S. federal statutory tax rate of 21% primarily due to tax detriments relating to the settlement of RSUs, limitations on the amount of deductible officer compensation, state taxes, and net tax benefits from research and development tax credits.

Results of Operations
The following table sets forth our consolidated results of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue(1)	$114,982	$117,084	$337,279	$362,981
Cost of revenue(2)	12,515	12,382	36,133	38,646
Gross profit	102,467	104,702	301,146	324,335
Operating expenses
Sales and marketing(2)	59,952	54,928	176,485	161,085
Research and development(2)	30,854	33,705	96,215	103,091
General and administrative(2)	16,688	19,308	51,804	54,881
Total operating expenses	107,494	107,941	324,504	319,057
Income (loss) from operations	(5,027)	(3,239)	(23,358)	5,278
Other income (expense)
Interest expense	(7,406)	(7,475)	(22,199)	(22,192)
Other income (expense), net	4,119	6,320	14,427	16,798
Total other income (expense), net	(3,287)	(1,155)	(7,772)	(5,394)
Loss before income taxes	(8,314)	(4,394)	(31,130)	(116)
Income tax expense (benefit)	1,508	(1,824)	1,029	1,945
Net loss	$(9,822)	$(2,570)	$(32,159)	$(2,061)

____________
(1)Revenue was comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Subscription	$87,729	$91,071	$260,897	$284,059
Performance-based	27,253	26,013	76,382	78,922
Total revenue	$114,982	$117,084	$337,279	$362,981
(2)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$102	$148	$342	$482
Sales and marketing	1,792	2,688	6,407	8,115
Research and development	5,162	7,814	18,560	25,721
General and administrative	4,004	4,438	12,990	14,935
Total stock-based compensation	$11,060	$15,088	$38,299	$49,253

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$114,982	$117,084	$(2,102)	(2)%	$337,279	$362,981	$(25,702)	(7)%
Revenue decreased by $2.1 million, or 2%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Despite the continued uncertainty in the labor market, we had a higher number of Quarterly Paid Employers in our marketplace compared to the three months ended September 30, 2024, resulting in a lower Revenue per Paid Employer for the quarter. Subscription revenue decreased by $3.3 million, or 4%, and performance-based revenue increased by $1.2 million, or 5%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. With those currently employed continuing to leave their jobs at a low rate during the three months ended September 30, 2025, hiring levels remained lower compared to the three months ended September 30, 2024.
Revenue decreased by $25.7 million, or 7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. With those currently employed continuing to leave their jobs at a low rate during the nine months ended September 30, 2025, hiring levels remained lower compared to the nine months ended September 30, 2024, reflecting uncertainty in the economy. Subscription revenue decreased by $23.2 million, or 8%, and performance-based revenue decreased by $2.5 million, or 3%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$12,515	$12,382	$133	1%	$36,133	$38,646	$(2,513)	(7)%
Gross margin	89%	89%			89%	89%
There were immaterial fluctuations in general and administrative expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Gross margin was 89% in both the three months ended September 30, 2025 and September 30, 2024, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.
Cost of revenue decreased by $2.5 million, or 7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a decrease of $1.7 million in partner revenue share. Gross margin was 89% in both the nine months ended September 30, 2025 and September 30, 2024, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$59,952	$54,928	$5,024	9%	$176,485	$161,085	$15,400	10%
Percentage of revenue	52%	47%			52%	44%
Sales and marketing expenses increased by $5.0 million, or 9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Marketing and advertising spend increased $9.2 million compared to the prior-year period as we deployed marketing dollars towards campaigns we believe will drive a strong return on investment. The increase was partially offset by a $2.1 million decrease in personnel-related costs and a $0.9 million decrease in stock-based compensation expense for our sales and marketing employees corresponding with lower headcount in the current-year period as well as a lower grant date fair value of equity awards recognized as expense in the current period.
Sales and marketing expenses increased by $15.4 million, or 10%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Marketing and advertising spend increased $22.6 million compared to the prior-year period as we deployed marketing dollars towards campaigns we believe will drive a strong return on investment. The increase was partially offset by a decrease of $4.2 million in personnel-related costs and a decrease of $1.7 million in stock-based compensation expense for our sales and marketing employees corresponding with lower headcount in the current period as well as a lower grant date fair value of equity awards recognized as expense in the current period.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$30,854	$33,705	$(2,851)	(8)%	$96,215	$103,091	$(6,876)	(7)%
Percentage of revenue	27%	29%			29%	28%
Research and development expenses decreased by $2.9 million, or 8%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily driven by a $2.7 million decrease in stock-based compensation expense for our research and development employees corresponding with lower headcount in the current-year period as well as a lower grant date fair value of equity awards recognized as expense in the current period.
Research and development expenses decreased by $6.9 million, or 7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily driven by a $7.2 million decrease in stock-based compensation expense for our research and development employees corresponding with lower headcount in the current-year period as well as a lower grant date fair value of equity awards recognized as expense in the current period.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$16,688	$19,308	$(2,620)	(14)%	$51,804	$54,881	$(3,077)	(6)%
Percentage of revenue	15%	16%			15%	15%
General and administrative expenses decreased by $2.6 million, or 14%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily driven by a $0.7 million decrease in travel and entertainment expenses, a $0.5 million decrease in sales tax expense, and a $0.4 million decrease in stock-based compensation expense.
General and administrative expenses decreased by $3.1 million, or 6%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily driven by a $1.9 million decrease in stock-based compensation expense, a $0.7 million decrease in sales tax expense, and a $0.7 million decrease in travel and entertainment expenses.
Total Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Total other income (expense), net	$(3,287)	$(1,155)	$(2,132)	185%	$(7,772)	$(5,394)	$(2,378)	44%
Total other income (expense), net increased by $2.1 million, or 185%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by a $1.4 million decrease related to income accretion for our marketable securities purchased at a discount.
Total other income (expense), net increased by $2.4 million, or 44%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by a $2.7 million decrease related to income accretion for our marketable securities purchased at a discount.
Income Tax Expense (Benefit)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$1,508	$(1,824)	$3,332	(183)%	$1,029	$1,945	$(916)	(47)%
Effective tax rate	(18.1)%	41.5%			(3.3)%	*
____________
*The effective tax rate for the nine months ended September 30, 2024 is not meaningful as a result of the low level of loss before income taxes recorded for the period.

Income tax expense (benefit) increased by $3.3 million, or 183%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in income tax expense (benefit) is primarily attributable to the difference in the pretax losses in each period and a decrease in research and development tax credits claimed in the current period.
Income tax expense (benefit) decreased by $0.9 million, or 47%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in income tax expense (benefit) is primarily attributable to a decrease in income before income taxes.
Liquidity and Capital Resources
As of September 30, 2025, we had cash, cash equivalents, and marketable securities totaling $411.0 million and $287.4 million available in unused borrowing capacity under our credit facility. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes. As of September 30, 2025, we had no amounts outstanding under our credit facility.
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
Credit Facility
In April 2021, we entered into a $250.0 million credit facility agreement with a syndicate of banks. In July 2024, we entered into a supplement to the credit facility agreement which increased the aggregate revolving commitments available under the credit facility from $250.0 million to $290.0 million. The credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon our Net Leverage Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing 12 months of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. We are also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the credit facility at a rate between 0.25% to 0.35%, depending on our Net Leverage Ratio. The amount available under the credit facility is reduced by letters of credit outstanding, which totaled $2.6 million as of September 30, 2025. The letters of credit outstanding relate to various leased office spaces.
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
We have no amounts outstanding under the credit facility and are in compliance with our debt covenants as of September 30, 2025.
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
Share Repurchase Program
As of September 30, 2025, our board of directors has authorized us to repurchase up to $750.0 million of outstanding shares of our common stock. During the nine months ended September 30, 2025, we repurchased 17.1 million shares of our Class A common stock for $93.9 million under our share repurchase program, including 6.2 million shares of our Class A common stock delivered under a Rule 10b5-1 plan totaling $35.0 million, 6.3 million shares of our Class A common stock purchased in the open market totaling $35.9 million, and 4.6 million shares of our Class A common stock purchased in privately negotiated transactions with certain entities affiliated with Institutional Venture Partners totaling $23.0 million.
Approximately $129.2 million remains available for future repurchases of our common stock under our share repurchase program as of September 30, 2025. For more information, see Note 10 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Investments
During the three and nine months ended September 30, 2025, we continued investing primarily in highly rated debt securities and money market mutual funds to manage our excess cash reserves. The primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments. We consider all of our investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities within current assets in our condensed consolidated balance sheets.
As of September 30, 2025, we held $248.5 million in total investments, consisting of money market mutual funds and available-for-sale debt securities. These investments are included within cash and cash equivalents and marketable securities within our condensed consolidated balance sheets. For more information, see Note 6 – Financial Instruments to our condensed consolidated financial statements included in this report.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024

Net cash provided by operating activities	$3,245	$33,243
Net cash provided by (used in) investing activities	86,873	(47,078)
Net cash used in financing activities	(96,741)	(43,594)
Net decrease in cash and cash equivalents	$(6,623)	$(57,429)
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the nine months ended September 30, 2025, cash provided by operating activities was $3.2 million resulting from our net loss of $32.2 million, adjusted by non-cash charges of $44.7 million and a net decrease of $9.3 million in our operating assets and liabilities. The non-cash charges primarily resulted from $38.3 million for stock-based compensation expense, $9.6 million pertaining to amortization of intangible assets and depreciation, and $2.6 million pertaining to non-cash lease expense, partially offset by $5.6 million in amortization and accretion of marketable securities and $3.3 million related to the change in our deferred income taxes. The decrease of $9.3 million related to changes in our operating assets and liabilities was primarily driven by a $6.9 million decrease in accrued interest, a $2.5 million decrease in our operating lease liabilities, a $2.3 million increase in accounts receivable, and a $1.1 million increase in prepaid expenses and other assets, partially offset by a $1.7 million increase in our accounts payable and accrued expenses and other liabilities, a $1.0 million decrease in other assets, a $0.5 million increase in deferred revenue, and a $0.3 million decrease in deferred commissions.
For the nine months ended September 30, 2024, cash provided by operating activities was $33.2 million resulting from our net loss of $2.1 million, adjusted by non-cash charges of $54.7 million and a net decrease of $19.4 million in our operating assets and liabilities. The non-cash charges primarily resulted from $49.2 million for stock-based compensation expense, $9.1 million pertaining to amortization of intangible assets and depreciation, and $3.0 million pertaining to non-cash lease expense, partially offset by $8.0 million in amortization and accretion of marketable securities and $1.6 million related to the change in our deferred tax assets driven by our current year capitalization of research costs from a tax perspective. The decrease of $19.4 million related to changes in our operating assets and liabilities was primarily driven by an $8.1 million increase in prepaid expenses and other assets, a $6.8 million decrease in accrued interest, a $5.0 million decrease in our accounts payable and accrued expenses and other liabilities, and a $4.0 million decrease in our operating lease liabilities, partially offset by a $3.0 million decrease in accounts receivable and a $1.5 million decrease in deferred commissions.

Investing Activities
For the nine months ended September 30, 2025, cash provided by investing activities was $86.9 million resulting from $493.5 million received from paydowns, maturities and redemptions of marketable securities and $1.0 million received from sales of marketable securities, partially offset by $401.6 million used in purchases of marketable securities and $5.0 million capitalized for software development costs.
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
Financing Activities
For the nine months ended September 30, 2025, cash used in financing activities was $96.7 million which consisted of $94.1 million used for the repurchase of common stock, $5.9 million for the net settlement of taxes on equity awards, and $0.9 million for the payment of acquisition-related non-employee investor holdback consideration, partially offset by $2.5 million of proceeds from the exercise of stock options and $1.7 million of proceeds from the issuance of stock under the employee stock purchase plan.
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
Obligations and Other Commitments
See the 2024 Form 10-K for our future minimum commitments related to certain software service agreements. Through September 30, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Lastly, we are subject to interest rate risk in connection with our investments. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. To minimize interest rate risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial market, money market mutual funds, U.S. government and agency securities, and corporate debt securities. To assess interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio. Based on investment positions as of September 30, 2025, a hypothetical increase in interest rates of 100 basis points across all maturities would result in a $0.5 million decrease in the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We face competition from many well-established online job sites such as CareerBuilder, Craigslist, Glassdoor, Indeed, LinkedIn, and Monster, as well as from newer entrants such as Google or Facebook. Many of our existing and potential competitors are considerably larger or more established than we are and have larger workforces and more substantial marketing and financial resources. Price competition for job marketplaces such as ours is likely to remain high, which could limit our ability to maintain or increase our market share, subscriber base, revenue and/or profitability.
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
We depend in part on various internet search engines, such as Google, as well as other channels, such as generative AI engines, to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. For example, our competitors’ search engine optimization and other efforts such as paid search may result in their websites receiving a higher search result page ranking than ours, internet search engines or other channels that we utilize to direct traffic to our website could revise their methodologies in a manner that adversely impacts traffic to our website, or we may make changes to our website that adversely impact our search engine optimization rankings and traffic. As a result, links to our website may not be prominent enough to drive sufficient traffic to our website, and we may not be able to influence the results.
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
While we earned net income of $49.1 million and $61.5 million for the years ended December 31, 2023 and 2022, respectively, we have also incurred significant net losses in subsequent periods, including a net loss of $9.8 million and $32.2 million for the three and nine months ended September 30, 2025, respectively, and a net loss of $12.9 million for the year ended December 31, 2024. As of September 30, 2025, we had an accumulated deficit of $75.6 million. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to regain or maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that we can sustain profitability.
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
A portion of our technology team is located in Israel. As a result, political, economic and military conditions in Israel may directly affect our business. In October 2023, Hamas conducted several terrorist attacks in Israel resulting in periods of war and heightened hostilities throughout the country, as well as significant military activity, loss of life, casualties, damage to property in the region, and the temporary closure of our office in Israel for several days. Further or renewed escalation of Israel’s conflict with Iran could further impact regional stability and our operations. In addition, some of our employees located in Israel are obligated to perform annual reserve duty in the Israel Defense Forces, and may be called to active military duty in emergency circumstances, including for wars against Hamas and Iran and other terrorist or military organizations that engage in hostilities with Israel. We cannot assess the impact that emergency conditions in Israel and any escalation or broadening thereof may have on our business, operations, financial condition or results of operations, but the impact of such conditions could be material. For example, instability in the region could directly impact our ability to operate our business (or any local contractors’ ability to operate their businesses) or cause international currency markets to fluctuate. Additionally, if any of our employees located in Israel are called for active duty for a significant period of time, or if international political instability and geopolitical tensions continue or increase in the greater Middle East region, our operations, including the development and launch of additional products or services, may be disrupted, which could materially and adversely affect our business and results of operations.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, AI, and information security proposed and enacted in various jurisdictions. For example, in 2018, European legislators adopted the General Data Protection Regulation, or the GDPR, which imposes more stringent European Union, or EU, data protection requirements, and provides for significant penalties for noncompliance. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will continue to be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and may subject us to governmental investigations or enforcement actions, fines and penalties, claims, litigation, and reputational harm in connection with any European activities. Further, the United Kingdom, or the UK, has enacted the UK GDPR, which, together with the amended UK Data Protection Act 2018, or DPA, and the UK Data Use and Access Act 2025, retains the GDPR in UK national law. Fines for certain breaches of the GDPR and the UK data protection regime are significant (e.g., fines for certain breaches of the GDPR or the UK GDPR are up to the greater of 20 million Euros (or 17.5 million GBP under the UK GDPR) or 4% of total global annual turnover), and since we are under the supervision of relevant data protection authorities in both the EU and the UK, we may be fined under both the GDPR and the UK GDPR for the same breach.
Additionally, the California Consumer Privacy Act, or CCPA, which afforded new data privacy rights for consumers and new operational requirements for companies, came into force in 2020, and also provides for fines for noncompliance. The California Privacy Rights Act, or CPRA, which took effect on January 1, 2023, further expanded the CCPA with additional data privacy compliance requirements and rights for California consumers, and established a new regulatory agency dedicated to enforcing those requirements and implementing additional rules, including in the areas of cybersecurity audits, risk assessment, and automated decision-making technology. Comprehensive privacy legislation has also been enacted, and taken effect or is soon going into effect, in more than one-third of U.S. states (with several states going into effect in the near future) and each imposes similar, but not identical, compliance obligations. Similar laws have been proposed in many other states and at the federal level as well, which may impose significant obligations and restrictions. The effects of these laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, and increase our potential exposure to regulatory enforcement and/or litigation.
Moreover, several U.S. and European jurisdictions currently or will soon regulate specific uses of AI. For example, New York City currently regulates the use of automated employment decision tools by employers and employment agencies, and Utah regulates disclosures for the use of generative AI. Colorado will soon regulate the use of high-risk AI (which definition includes an AI system that is a substantial factor in making a decision that has a significant effect on employment or employment opportunities), Illinois will soon regulate AI in employment decision-making process, and Texas will soon prohibit specific AI use cases (including those developed or deployed with the intent of unlawfully discriminating against a protected class under federal or state law). California has also enacted several new AI laws that further regulate use of AI and machine learning technologies, or AI Technologies, and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI, AI Technologies, and the types of data used to train such models.
In the EU, the Artificial Intelligence Act, or the EU AI Act, entered into force in August 2024. The EU AI Act seeks to create a comprehensive legal framework for the regulation of AI systems across the EU. The majority of obligations under the EU AI Act are expected to take effect in August 2026. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the EU, including, for certain types of AI systems, requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. Failure to comply with such laws or regulations could subject us to legal or regulatory liability. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
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
Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, public health crises such as global pandemics, and similar events. Additionally, the third-party systems and operations, such as the data centers and online services we use in our company operations, are subject to similar risks. Our insurance policies may not cover losses from these events or may provide insufficient compensation that does not cover our total losses. To the extent a significant public health threat, or the related macroeconomic impacts, has an impact on our business, results of operations, and financial condition, it is likely also to have the effect of heightening many of the other risks described in this “Risk Factors” section. Such events have impacted, and could in the future impact, demand for products sold in our marketplace, which in turn could adversely affect our revenue and results of operations. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our business or the economy as a whole. A portion of our technology team is located in Israel, which is located in a region of the world that historically has experienced elevated levels of geopolitical instability (see “—We face risks associated with having operations and employees located in Israel” above for additional information regarding risks related to our operations in Israel). Our corporate offices and our primary data center facilities are located in California, a state that frequently experiences earthquakes and wildfires, such as the wildfires which occurred in the Los Angeles area in January 2025. We may not have sufficient protection or recovery plans. As we rely heavily on our data center facilities, computer and communications systems, and the internet to conduct our business and provide high-quality user service, these disruptions could negatively impact our ability to run our business.
Our indebtedness could adversely affect our liquidity and financial condition.
We had $550.0 million of indebtedness (excluding intercompany indebtedness) and $287.4 million available under our credit facility as of September 30, 2025. Our indebtedness could have important consequences, including:
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
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of September 30, 2025, Ian Siegel, our chief executive officer and the holder of our outstanding Class B common stock, beneficially owned approximately 15.2% of our total outstanding common stock as a class and held approximately 78.2% of the voting power of our total outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holder of our Class B common stock controls a substantial majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Mr. Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
As of September 30, 2025, the board of directors had authorized us to repurchase up to $750.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. Approximately $129.2 million remained available for future repurchases under our $750.0 million share repurchase program as of September 30, 2025.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2025 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 to July 31, 2025	—	$—	—	$39,243
August 1, 2025 to August 31, 2025	1,785	$4.33	1,785	$131,518
September 1, 2025 to September 30, 2025	458	$4.97	458	$129,243
Total	2,243		2,243
____________
(1)In August 2025, our board of directors authorized an increase to our share repurchase program of $100.0 million, which resulted in a total of $750.0 million of outstanding shares of our common stock authorized for repurchase, of which, $620.8 million had been utilized as of September 30, 2025. The remaining $129.2 million in the table represents the amount available to repurchase shares under the share repurchase program as of September 30, 2025. We may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors. For more information, see Note 10 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2025, the following individual(s) serving as a director and/or an officer (as defined in Rule 16a-1(f) of the Exchange Act) of our company adopted or terminated a trading plan for the purchase or sale of our securities as described in Item 408 of Regulation S-K. The material terms of these plans, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the “Rule 10b5-1 Plans”), are as follows:
•On August 14, 2025, The Siegel Family Trust dtd 11/7/2005, affiliated with Ian Siegel, our Chief Executive Officer, adopted a Rule 10b5-1 Plan for the potential sale of up to 805,672 shares of common stock. The plan’s expiration date is December 22, 2026.
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

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on November 5, 2025.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer

By:	/s/ Timothy Yarbrough
Timothy Yarbrough
Executive Vice President, Chief Financial Officer