Form 10-K
period 2025-12-31
ZIPRECRUITER, INC.
filed 2026-02-25
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, was $313.4 million (based on the closing price for the shares of the registrant’s common stock as reported by the New York Stock Exchange on June 30, 2025). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 71,383,887 shares of Class A common stock outstanding and 13,029,486 shares of Class B common stock outstanding as of February 18, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2026. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2025.

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
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in research and development, sales and marketing, and general and administrative expenses (including any components of the foregoing), and our ability to achieve and/or maintain future profitability;
•effects of a variety of global business and macroeconomic factors that affect our business, the employment market, and the economy in general, including inflationary pressures, a volatile interest rate environment, increasing borrowing costs, cybersecurity incidents, changes in laws, regulations and administrative policy, including those that impact trade agreements and tariffs, and the impacts of the wars in Ukraine and the Middle East;
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
•our ability to maintain, protect, and enhance our brand and intellectual property;
•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business; and
•economic and industry trends, projected growth, or trend analysis.
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
•Our marketplace functions on software that is highly technical and complex and if it fails to perform properly, our reputation could be adversely affected, our market share could decline.
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
•Our business depends largely on our ability to attract and retain talented employees, including senior management and key personnel. In particular, if we lose the services of Ian Siegel, our Chief Executive Officer, or other members of our senior management team, we may not be able to execute on our business strategy.
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
•Market volatility may affect the value of an investment in our Class A common stock, could subject us to litigation and could adversely affect our ability to meet NYSE listing requirements.
•The dual class structure of our common stock concentrates voting control with those stockholders who held our capital stock prior to our listing, including our directors, executive officers, and 5% stockholders. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Part I
Item 1. Business
Overview
ZipRecruiter is committed to transforming the hiring experience. Rather than leaving job seekers to search in isolation or employers to sift through endless noise, ZipRecruiter replaces manual navigation and complex sourcing with intelligent, streamlined connections between job seekers and employers. Our AI-powered marketplace acts as a dedicated matchmaker. We empower both sides of the marketplace with sophisticated tools that curate the best opportunities for job seekers. We surface the most qualified and interested candidates for employers. Our use of AI technology to drive real conversations between job seekers and employers is one of the reasons we are the #1 rated job site in the U.S.
Our Mission. To actively connect people to their next great opportunity.
Creating Value for Job Seekers. For job seekers across all industries and levels of seniority, we operate like a dedicated recruiter. That means presenting strong-fit job opportunities, proactively pitching highly qualified potential candidates to employers and providing job seekers with updates on the status of their applications and guidance on how to get more attention from potential employers. This makes job seekers feel supported while searching for work.
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
Quality Candidates Fast
•Instant alerts to qualified potential candidates. When employers post a job, ZipRecruiter’s matching technology immediately identifies and sends an alert to highly qualified job seekers in our marketplace.

•Direct recruitment messages from the employer. Immediately after a job is posted, ZipRecruiter’s matching technology presents the employer with a list of the best potential candidates in the market. The employer can then, with a single click, personally invite the most qualified potential candidates to apply. These recruitment messages directly from the employer drive higher-rated candidates, increasing value for employers.
•Matching that learns. When an employer gives an applicant a positive rating, our technology searches for other job seekers with similar profiles to that candidate and proactively encourages them to apply. Our matching is constantly improving over time as we collect more data and our technology applies the learnings embedded in the data.
•Job distribution. Our employers’ jobs are posted not only across ZipRecruiter’s online sites and mobile apps but are also distributed to sites managed by our Job Distribution Partners. Job Distribution Partners are third-party sites who have a relationship with us and advertise jobs from our marketplace, and include job boards, search engines, social networks, talent communities and resume services. The diversity and depth of our partner network enables employers to reach an especially broad job seeker audience.
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
•Great matches. Our matching technology identifies candidates with the right skills, education, and experience to help hiring managers avoid missing high-quality candidates.
•In-demand candidate alerts. We notify employers when their candidates have received interest from other employers, encouraging them to reach out quickly. In a tight, competitive market for top-quality talent, these notifications prompt hiring managers to move quickly to avoid losing out on a potentially great hire.
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
Personalized Recruiter Assistance
•“Phil,” your AI-powered career advisor. Our AI-powered career advisor “Phil” engages with job seekers throughout their job search journeys. Phil helps job seekers discover new opportunities and stand out to employers. Phil provides positive, personalized messages to candidates, inviting them to apply for new open positions. With repeated interaction throughout the job seeker experience, ZipRecruiter is able to deliver better matches and recommendations.
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
•Application updates. Our technology notifies job seekers when an employer either views their application or gives them a positive rating. This addresses a primary complaint we hear from job seekers: applying to a job and then hearing nothing back.

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
Our Competition
Hiring is a vast, competitive, and highly fragmented market. We compete in varying degrees with other online job sites including Craigslist, Glassdoor, Google, Indeed, LinkedIn, Meta and hundreds of others.
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
Competition for Job Seekers
Job seekers have a variety of choices when searching for their next great job opportunity. We compete for job seekers on many fronts, including our ability to surface unique and attractive jobs, our
1 Based on job seeker app ratings as of January 2026 from AppFollow for ZipRecruiter, Glassdoor, Indeed, LinkedIn, and Monster.

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
Our Employees and Human Capital Resources
As of December 31, 2025, we employed over 800 individuals across the United States, the United Kingdom, Canada and Israel. We also engage independent contractors and consultants. We have efficiently operated and adapted as a remote and hybrid workforce since the beginning of 2020; however, we maintain office spaces for in-person work in Santa Monica, California, Phoenix, Arizona, and London, the United Kingdom. Collectively, we view our team as our greatest asset, and we take great pride in having been recognized by companies such as Comparably and Newsweek for various awards including “Best Company Culture”, “Best Place to Work,” and “Newsweek’s Top 100 Most Loved Workplaces” to name a few.
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
Data Privacy and Security Laws
We receive, collect, use, store, transfer, and process the personal information of job seekers, employers and other users of our website and services, our employees, service provider representatives and others across the world. We are therefore subject to various federal, state and international laws and regulations relating to the privacy, security, processing and protection of personal information in the United States, Canada, the European Union, the United Kingdom, Israel, and throughout the world.
These laws often require companies to implement specific information security controls to protect certain types of personal information and/or impose specific requirements relating to the collection or processing of such information, and we have implemented different security measures, policies and processes designed to comply with such requirements. At a federal level in the United States, our processing of personal information is primarily regulated through the Federal Trade Commission Act, and numerous states have implemented their own comprehensive data privacy laws (e.g., the California Consumer Privacy Act) or have pending data privacy legislation which impose additional obligations and restrictions. Canada’s Personal Information Protection and Electronic Documents Act states principles for the businesses to adhere to in processing and storing personal information, and certain Canadian provinces have similar comprehensive privacy laws that apply to companies operating within those provinces. We are also subject to privacy, data protection, and security laws in Europe, including the EU General Data Protection Regulation, the UK General Data Protection Regulation and the UK Data Protection Act. Further, we are subject to laws, rules, regulations, and other obligations regarding cross-border transfers of personal information, including laws relating to the transfer of personal information outside the EEA and the UK, and the use of cookies and e-marketing activities.
Privacy, AI and security laws are continuously evolving, and may be interpreted, applied, created or amended in a manner that could harm or require us to change our current or future business and operations. Legal requirements relating to data privacy, AI and security continue to evolve, and regulatory scrutiny in this area continues to increase around the world as various regulators and lawmakers continue to call for greater regulation of the collection and processing of personal information and use of AI, as well as restrictions for certain targeted advertising practices.
These changes, and the uncertainty created by the continuous evolution of the regulatory environment, implicate aspects of our corporate governance, risk management practices, public disclosures, environmental, social and governance related issues, AI and cybersecurity. For further information on the privacy, AI and data security laws that we are subject to, see the risk factor titled “Changes in laws or regulations relating to data privacy or the protection, collection, storage, processing, transfer, or use of personal data, or AI, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could adversely affect our business”.
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
As of December 31, 2025, ZipRecruiter, Inc. owned one U.S. patent as well as three U.S. and 20 international trademark registrations for the trademark “ZIPRECRUITER” and Poplar Technologies Ltd. had one U.S. trademark application and owned two international trademark registrations for the trademark “BREAKROOM”. We also own numerous domain names, including “www.ziprecruiter.com” and “www.breakroom.cc”. We consistently review our branding strategies and technology to assess the existence and registrability of new intellectual property.
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
Risks Related to Our Business
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
There has been volatility in financial markets as a result of a number of factors, including, but not limited to, banking instability, global conflict, including the wars in Ukraine and the Middle East, inflation, changes in interest rates, and changes in laws, regulations and administrative policy, including those that impact trade agreements and tariffs. There is a risk that as a result of these macroeconomic factors, we could continue to experience declines in all, or in portions, of our business. Economic uncertainty may cause some of our current or potential employers to curtail spending in our marketplace and may ultimately result in cost challenges to our operations. For example, our employers, including those of our employers that are banks, may be adversely affected by any bank failure or other event affecting financial institutions. Any resulting adverse effects to our employers’ liquidity or financial performance could reduce the demand for our services or affect our allowance for expected credit losses and collectability of accounts receivable. In addition, any significant changes to U.S. trade policies, treaties or tariffs, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. These adverse conditions could result in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by decreased demand for job postings and our services. If there is a significant or prolonged decline in economic conditions, our business, financial condition, and operating results could be adversely affected.

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
We face competition from many well-established online job sites such as Craigslist, Glassdoor, Google, Indeed, LinkedIn, and Meta. Many of our existing and potential competitors are considerably larger or more established than we are and have larger workforces and more substantial marketing and financial resources. Price competition for job marketplaces such as ours is likely to remain high, which could limit our ability to maintain or increase our market share, subscriber base, revenue and/or profitability.
We also compete with other companies that utilize emerging technologies and assets, such as large language models (LLMs), machine learning, and other types of AI. While we also may utilize such technologies, these competitors may offer products and services that may, among other things, provide automated alternatives to the services that employers or job seekers would otherwise seek from ZipRecruiter, use machine learning algorithms to connect employers with job seekers more effectively than we do, or otherwise change the way that employers engage with job seekers or the way job seekers apply to jobs or find work so as to make our marketplace less attractive. We may face increased competition from these competitors as they mature and expand their capabilities.
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
2 “Paid Employer(s)” means any actively recruiting employer(s) (or entities acting on behalf of employers) on a paying subscription plan or performance marketing campaign for at least one day. Paid Employer(s) excludes employers from our third-party sites or other indirect channels, employers who are not actively recruiting and employers on free trials.

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
Our marketplace functions on software that is highly technical and complex and if it fails to perform properly, our reputation could be adversely affected, our market share could decline.
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
Our ability to increase revenue and profitability depends, in part, on widespread acceptance and utilization of our marketplace by businesses of all sizes and types. Because our customers reflect a wide variety of businesses, we face a variety of challenges, including but not limited to, pricing pressure, cost variances and marketing strategies that vary based on the business type and size, varying lengths of sales cycles, and less predictability in completing some of our sales. For example, some of our larger prospective customers may need us to provide greater levels of education regarding the use and benefits of our marketplace and services, because the prospective customer’s decision to use our marketplace and services may be a company-wide decision. We are continuously developing and refining the analytical tools that will allow us to determine how prospective customers can be most effectively directed within, and addressed by, our sales organizations. As a result, we may not always approach new opportunities in the most cost-effective manner or with the most appropriate resources. Developing and successfully implementing these tools will be important as we seek to efficiently capitalize on new and expanding market opportunities. In addition, because we are a relatively new company with a limited operating history when compared to some of our existing competitors, our target employers and job seekers may prefer to use offerings from more established competitors that are more tailored to their specific requirements.
Our business depends largely on our ability to attract and retain talented employees, including senior management and key personnel. In particular, if we lose the services of Ian Siegel, our Chief Executive Officer, or other members of our senior management team, we may not be able to execute on our business strategy.
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
In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment and we use equity compensation as a part of a comprehensive compensation package for our personnel. To the extent our stock price declines significantly or is highly volatile due to a variety of factors outside of our control, our equity compensation packages may not provide the retention and motivation incentive that we believe they should, which could harm our ability to attract and retain qualified employees and directors. Prospective and current employees and directors may perceive a low or declining stock price as an indication of instability, making it more difficult to recruit and retain key personnel whose contributions are critical to our success. If we cannot attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected.
If internet search engines’ methodologies or other channels that we use to direct traffic to our website are modified to our disadvantage, or our search result page rankings decline for other reasons, our user growth could decline.
We depend in part on various internet search engines, such as Google, as well as other channels, such as generative AI engines, to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. For example, our competitors’ search engine optimization and other efforts such as paid search may result in their websites receiving a higher search result page ranking than ours, internet search engines or other channels that we utilize to direct traffic to our website could revise their methodologies in a manner that adversely impacts traffic to our website, or we may make changes to our website that adversely impact our search engine optimization rankings and traffic. As a result, links to our website may not be prominent enough to drive sufficient traffic to our website, and we may not be able to influence the results. Additionally, the manner in which generative AI platforms decide what information to provide in response to a given user query may also result in our website receiving less attention by users of these tools.
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
Our quarterly results of operations, including the levels of our revenue, gross margin, and profitability, may vary significantly in the future and period to period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. We also make pricing and other changes from time to time, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance.
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
•network outages or security breaches;
•general economic, industry and market conditions, including inflationary pressures, a volatile interest rate environment, increasing borrowing costs, actual or perceived instability in the global banking industry and the impacts therefrom, cybersecurity incidents, changes in laws, regulations and administrative policy, including those that impact trade agreements and tariffs, and the impacts of the wars in Ukraine and the Middle East;
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
Over time, we expect to expand our operations and personnel. However, from time to time, we realign our resources and talent to respond to macroeconomic changes and to streamline our organization and optimize our cost structure, including through furloughs, layoffs and reductions in force, and opening, closing, or relocating offices. For example, in May 2023, in response to current market conditions and after reducing other discretionary expenses, we reduced our workforce. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. In addition, the loss of certain personnel, through such reduction in force or otherwise, presents significant risks including, among other things, failure to maintain adequate controls and procedures. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.
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
If we are not able to provide successful enhancements and new products, services, and features, our business could be adversely affected.
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
To grow our business and the number of job seekers and employers in our marketplace, we anticipate that we will continue to depend, in part, on relationships with Job Distribution Partners and Job Acquisition Partners. Job Distribution Partners are third-party sites who have a relationship with us and advertise jobs from our marketplace, and include job boards, search engines, social networks, talent communities and resume services, while Job Acquisition Partners are third-party sites and ATSs who have a relationship with us and from whom we receive jobs for our marketplace. Our competitors may be effective in providing incentives to these Job Distribution Partners to favor their products or services or to prevent or reduce engagement with our marketplace. In addition, acquisitions of our Job Distribution Partners or Job Acquisition Partners by our competitors could reduce the number of our current and potential employers and job seekers as well as the number of job postings accessible by our marketplace. We cannot guarantee that the Job Distribution Partners and Job Acquisition Partners with which we have strategic relationships will continue to offer the services for which we rely on them, devote the resources necessary to expand our reach, or support an increased number of employers and job seekers and associated use cases. Further, some of our Job Distribution Partners and Job Acquisition Partners offer, or could offer, competing products and services or also work with our competitors. They may also choose to develop alternative products and services in addition to, or in lieu of, our marketplace, either on their own or in collaboration with others, including our competitors.
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
Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We believe that our corporate culture has been a key contributor to our success. If we do not continue to develop our corporate culture, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need. Over time, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success. Furthermore, we have instituted, and may again in the future institute, restructuring plans, such as the one enacted in May 2023, which may result in increased attrition beyond our intended reduction in force, reduce employee morale, and negatively impact employee recruiting and retention. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be harmed.
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
Our ability to increase our Paid Employer base and achieve broader market acceptance of our marketplace will depend significantly on our ability to continue to expand our sales and marketing operations. We plan to continue to dedicate significant and increasing resources to sales and marketing programs. We are expanding our sales and marketing capabilities to target additional potential Paid Employers, including some larger organizations, but there is no guarantee that we will be successful in attracting and maintaining these businesses as users, and even if we are successful, these efforts may divert our resources away from and negatively impact our ability to attract and maintain our current Paid Employer base. All of these efforts will require us to invest significant financial and other resources. If we cannot find efficient ways to deploy our marketing spend or to hire, develop, and retain talented sales personnel in numbers required to maintain and support our growth, if our new sales personnel cannot achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our Paid Employer base and achieve broader market acceptance of our services could be harmed.
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
While we earned net income of $49.1 million and $61.5 million for the years ended December 31, 2023 and 2022, respectively, we have also incurred significant net losses in subsequent periods, including a net loss of $33.0 million for the year ended December 31, 2025 and a net loss of $12.9 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $76.6 million. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to regain or maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that we can sustain profitability.
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
Our business involves the storage, processing, and transmission of proprietary, confidential, and personal information, and relies on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business, or IT Systems. We own and manage some of these IT Systems but also rely on the use of third-party partners and vendors for a range of IT Systems, who also store, process, and transmit user information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel, website visitors and other individuals we interact with. We have previously experienced multiple data security incidents involving the unauthorized access to personal information of job seekers utilizing our services (including their resumes) as well as affecting our business clients’ accounts, some of which have required us to notify affected individuals and/or regulators. There are no assurances that other data security incidents will not occur in the future. These incidents and any future data security breach that we or our vendors and third-party partners experience, such as those caused through hacking, social engineering, phishing, insufficient access controls and/or end-user or customer account controls and/or security measures, including user or customer account takeovers, credential stuffing, malware (including ransomware), vulnerabilities, malfeasance by insiders, human or technological error or mistake, as a result of malicious code embedded in software, physical or electronic-break-in, weakness resulting from intentional or unintentional service provider actions, or other data privacy or security incident, whether intentionally or unintentionally caused by us or by third parties could result in: unauthorized access to, misuse of, or unauthorized acquisition of IT Systems and our, our personnel’s, our users’, or our customers’ data; the loss, corruption, or alteration of this data; interruptions in our operations; unavailability of our website and applications; damage to our computers or systems or those of our users; or other security incident, data breach, or ransomware. Moreover, we have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or are similarly susceptible to the risks described above, which exposes us to significant cybersecurity, operational, and financial risks.
An increasing number of online services have also disclosed security breaches, some of which involved sophisticated and highly targeted attacks. As threat actors become increasingly sophisticated in using techniques and tools (including AI) that circumvent security controls, evade detection and remove forensic evidence, we may be unable to protect the confidentiality, integrity and/or availability of our IT Systems or confidential information, and may not be able to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT systems, confidential information or business. Further, as our profile and name recognition increase, we may be targeted more frequently. Additionally, malware, viruses, social engineering (including business email compromise), and general hacking in our industry have become more prevalent and more complex. Further, due to the shift to remote and hybrid work, there is an increased risk that we may experience cybersecurity related incidents, including breaches of IT Systems security, as a result of our employees, service providers, and third parties working remotely on less secure systems. Threat actors’ techniques change frequently and often are not foreseeable or recognized until launched against a target. As a result, we and our third-party partners and vendors may be unable to anticipate these techniques, implement adequate preventative measures, or investigate, remediate and recover from incidents. If an actual or perceived breach of our or our third-party partners’ or vendors’ security or privacy or other data privacy or security incident occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business.
Data security breaches and other data privacy and security incidents may also result from non-technical means, for example, through human error. Any such security compromise could result in a violation of applicable data privacy, security, breach notification and other laws, regulatory or other governmental investigations, enforcement actions, litigation (including class action litigation), and legal and financial exposure, including potential contractual liability. We may need to expend significant resources to protect against, and to address issues created by, security breaches and other privacy and security incidents. These liabilities may exceed the amounts covered by our insurance or our insurance coverage may not extend to or be adequate for liabilities actually incurred, or our insurance may not continue to be available to us on economically reasonable terms, or at all. Any such compromise could also result in damage to our reputation, a loss of confidence in our security measures, and an adverse impact our business.
Changes in laws or regulations relating to data privacy, the protection, collection, storage, processing, transfer, or use of personal information, the use of AI, or consumer protection, or any actual or perceived failure by us to comply with such laws and regulations, our privacy policies or other obligations, could adversely affect our business.
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
We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, AI, and information security. The regulatory framework for privacy, data protection and AI worldwide is uncertain and complex, and these or other actual or alleged obligations may be interpreted and applied in ways we do not anticipate or that are inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, disclosure or other processing of the data of our employers and job seekers, employees, contractors, or others, or their interpretation, or any changes regarding the manner in which the express or implied consent of employers and job seekers for the collection, use, processing, retention, or disclosure of such data must be obtained, or any limitations on how we can collect, use, process, retain or disclose such data, could increase our costs, limit our development of new services or features, or the taking of new initiatives, and/or require us to modify our services and features, which may be material, limiting or not cost-effective.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, AI, and information security proposed and enacted in various jurisdictions. For example, in 2018, European legislators adopted the General Data Protection Regulation, or the GDPR, which imposes more stringent European Union, or EU, data protection requirements, and provides for significant penalties for noncompliance. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will continue to be a rigorous process that may increase our cost of doing business or require us to change our business practices, and may subject us to governmental investigations or enforcement actions, fines and penalties, claims, litigation, and reputational harm in connection with any European activities. Further, the United Kingdom, or the UK, has enacted the UK GDPR, which, together with the amended UK Data Protection Act 2018, or DPA, and the UK Data Use and Access Act 2025, retains the GDPR in UK national law. Fines for certain breaches of the GDPR and the UK data protection regime are significant (e.g., fines for certain breaches of the GDPR or the UK GDPR are up to the greater of 20 million Euros (or 17.5 million GBP under the UK GDPR) or 4% of total global annual turnover), and since we are under the supervision of relevant data protection authorities in both the EU and the UK, we may be fined under both the GDPR and the UK GDPR for the same breach.
Additionally, the California Consumer Privacy Act, or CCPA, which afforded new data privacy rights for consumers and new operational requirements for companies, came into force in 2020, and also provides for fines for noncompliance. The California Privacy Rights Act, or CPRA, which took effect on January 1, 2023, further expanded the CCPA with additional data privacy compliance requirements and rights for California consumers, and established a new regulatory agency dedicated to enforcing those requirements and implementing additional rules, including in the areas of cybersecurity audits, risk assessment, and automated decision-making technology. Comprehensive privacy legislation has also been enacted and taken effect in more than one-third of U.S. states (with several states going into effect in the near future) and each imposes similar, but not identical, compliance obligations. Similar laws have been proposed in many other states and at the federal level as well, which may impose significant obligations and restrictions. The effects of these laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, and increase our potential exposure to regulatory enforcement and/or litigation.
Moreover, several U.S. and European jurisdictions currently or will soon regulate specific uses of AI. For example, New York City currently regulates the use of automated employment decision tools by employers and employment agencies; Utah regulates disclosures for the use of generative AI; Illinois regulates AI in employment decision-making process; and Texas prohibits specific AI use cases (including those developed or deployed with the intent of unlawfully discriminating against a protected class under federal or state law). Colorado will soon regulate the use of high-risk AI (which definition includes an AI system that is a substantial factor in making a decision that has a significant effect on employment or employment opportunities). California has also enacted several new AI laws that further regulate use of AI and machine learning technologies, or AI Technologies, and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI, AI Technologies, and the types of data used to train such models. Relatedly, various state laws including the CCPA regulate the use of automated decision making technology that results in legal or similarly significant effects on individuals, and provide rights to individuals with respect to that automated decision making.
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
The regulatory framework for AI Technologies has also already shifted significantly as the technology continues to evolve. For example, in the United States, the Trump Administration in early 2025 rescinded an executive order relating to the safe and secure development of AI Technologies that was previously implemented by the Biden Administration in 2023. The Trump Administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden executive order. In July 2025, the Trump Administration further issued America’s AI Action Plan focusing on the three pillars of innovation, infrastructure, and international diplomacy and security in AI, and seven underlying principles. In December 2025, the Trump Administration issued another executive order establishing a federal policy favoring a uniform national AI regulatory framework designed to promote innovation and U.S. global competitiveness and directing federal agencies to identify, challenge, and potentially pre-empt state and local AI laws that are viewed as inconsistent with or burdensome to this national approach. It remains to be seen how agencies will effectuate this directive, and how states will approach AI legislation moving forward, and the Trump Administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance with old frameworks or meet new obligations.
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
The costs of compliance with, and other burdens imposed by, data privacy, IA, consumer protection requirements and other laws and regulations may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat, process, or store such information or offer our products and services.
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
We use AI Technologies throughout our business and are making significant investments in this area. For example, we use AI Technologies within our platform to actively connect employers and job seekers, to help retrieve and appropriately display search results, to optimize job matches and recommendations, and to improve the services we provide. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if the models underlying these AI Technologies are: (i) incorrectly designed or implemented; (ii) trained or reliant on incomplete, inadequate, inaccurate, flawed, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; (iii) used without sufficient oversight and governance to ensure their responsible use; (iv) providing outputs that are flawed, biased, discriminatory, inflammatory, unfair, or untruthful; and/or (v) adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, including as a result of ethical concerns, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

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
In particular, we incorporate generative AI Technologies (i.e., AI Technologies that can produce and output new content, software code, data and information) into our services and internal business practices. There is a risk that generative AI Technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results, all of which could harm our reputation, business, or customer relationships. While we take measures designed to ensure the accuracy of such AI-generated content, those measures may not always be successful, and in some cases, we may need to rely on end users to report such inaccuracies. In addition, we may experience difficulties in enforcing the intellectual property rights in output generated by generative AI Technologies. The United States Copyright Office has previously denied copyright protection for content generated by AI Technologies, and the United States Patent and Trademark Office has similarly stated that an AI tool cannot be an “inventor” of a patent, rendering it impossible to obtain patent protection for inventions created solely by AI Technologies.
Further, if we are deemed to not have sufficient rights to the data we use to train our generative AI Technologies, we may be subject to litigation by the owners of the content or other materials that comprise such data, similar to the litigation that is currently pending in various U.S., UK, and EU national courts against other developers of generative AI Technologies, and in which the outcome of such litigation is uncertain.
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
We are also subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and the UK Bribery Act 2010, and other anti-bribery, anti-money laundering, and sanctions laws in countries in which we conduct activities or have employers and job seekers. The FCPA prohibits providing, offering, promising, or authorizing, directly or indirectly, anything of value to non-U.S. government officials, political parties, or political candidates for the purposes of obtaining or retaining business or securing any improper business advantage. The provisions of the Bribery Act extend beyond bribery of government officials and create offenses in relation to commercial bribery including private sector recipients. The provisions of the Bribery Act also create offenses for accepting bribes in addition to bribing another person. We face significant risks if we cannot comply with the FCPA, the Bribery Act and other applicable anti-corruption laws.
Public companies listed in the United States are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We maintain internal controls, policies, procedures and/or training to ensure compliance by us and our directors, officers, employees, agents, and contractors with the FCPA, the Bribery Act, and other applicable anti-corruption laws. We cannot ensure that all of our employees, employers and job seekers, and agents, as well as those contractors to which we outsource certain of our business operations, will not take actions in violation of our policies, internal controls, procedures or agreements and applicable law, for which we may be ultimately held responsible.
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
•bad actors may use our marketplace, including our payment processing and disbursement methods, to engage in unlawful or fraudulent conduct, such as identity theft, money laundering, terrorist financing, fraudulent sale of services, bribery, breaches of security, leakage of data, piracy or misuse of software and other copyrighted or trademarked content, and other misconduct;
•we may be held liable for the unauthorized use of an account holder’s credit card or bank account number and required by card issuers or banks to return the funds at issue and pay a chargeback or return fee, and if our chargeback or return rate becomes excessive, credit card networks may also require us to pay fines or other fees and the California Department of Financial Protection and Innovation may require us to hold cash reserves;
•we may be subject to additional risk and liability exposure, including for negligence, fraud, or other claims, if employees or third-party service providers fraudulently misappropriate our banking or other information or user information;
•employers and job seekers that are subjected or exposed to the unlawful or improper conduct of other employers and job seekers or other third parties, or law enforcement or administrative agencies, may seek to hold us responsible for the conduct of employers and job seekers, lose confidence in our marketplace, decrease or cease use of our marketplace, seek to obtain damages and costs, or impose fines and penalties;
•we may be subject to additional risk if employers in our marketplace cannot pay hired job seekers for services rendered, as such job seekers may seek to hold us responsible for the employers’ conduct and may lose confidence in our marketplace, decrease or cease use of our marketplace, or seek to obtain damages and costs; and
•we may suffer reputational damage as a result of the occurrence of any of the above.
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
Further, we may incur significant operating expenses as a result of any international expansion, and it may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We also have more limited brand recognition in certain parts of the world, leading to delayed acceptance of our marketplace by international employers and job seekers. If we cannot continue to expand internationally and manage the complexity of our global operations successfully, our financial condition and operating results could be adversely affected.
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
From time to time, we may be subject to claims, lawsuits (including class actions), government investigations, arbitrations and other proceedings involving competition and antitrust, intellectual property, privacy (including claims that the collection or provision of certain information, including personal information, by us or by third parties with whom we interact breached laws or regulations relating to privacy or data protection), consumer protection, securities, tax, labor and employment, commercial disputes (including claims relating to our marketplace functionality), and other matters that could adversely affect our business operations and financial condition. The outcome of any legal proceeding, regardless of its merits, is inherently uncertain. Regardless of the merits, pending or future legal proceedings could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims or pursuing claims against third parties to protect our rights. If we do not prevail in litigation, we could incur substantial liabilities. We may also determine in certain instances that a settlement may be a more cost-effective and efficient resolution for a dispute. Any applicable insurance policies may be inadequate or may not be available in the future on acceptable terms, or at all, and such policies may not cover all claims made against us.
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
Our success depends in large part on our proprietary technology and other intellectual property rights, or IPR. We currently rely on a combination of copyright, trademark, patent, trade secret, and unfair competition laws, as well as confidentiality agreements and procedures and licensing arrangements, to establish and protect our IPR. We have devoted substantial resources to the development and protection of our IPR. As a part of our efforts to protect our IPR, we require employees and contractors who may be involved in the creation or development of intellectual property to enter into invention assignment agreements assigning ownership of such IPR to us. To protect our proprietary technologies and information, we rely in part on trade secret laws and confidentiality agreements with our employees, licensees, independent contractors, commercial partners, and other third parties with whom we have a relationship. While these agreements will give us contractual remedies upon any unauthorized use or disclosure of our IPR or proprietary information, these agreements may not effectively prevent disclosure or use of our IPR or proprietary information, and we cannot guarantee that we will be able to detect such unauthorized disclosures or use.
We have filed trademark, copyright and patent applications to protect certain aspects of our IPR; however, we cannot guarantee that we will be successful in registering our trademarks, copyrights or patents. Additionally, the process of obtaining protection for trademarks, copyrights, patents and other IPR is expensive and time-consuming, and we may not be able to successfully register all necessary or desirable trademark and other IPR applications at a reasonable cost or in a timely manner. Moreover, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our IPR as fully as in the United States, and it may be more difficult for us to successfully challenge the unauthorized use of our IPR by other parties in these countries. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our IPR, and our failure or inability to obtain or maintain IPR protection or otherwise protect our IPR could adversely affect our business.
We may in the future be subject to intellectual property infringement claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other IPR of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. For instance, though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Proceedings challenging our patents, trademarks, or other IPR could result in either loss of the IPR or denial of the application or loss or reduction in the scope of protection provided by such IPR.
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
Furthermore, the Inflation Reduction Act imposes a 1% non-deductible excise tax on the fair market value of any stock repurchased by a publicly traded domestic corporation during any taxable year, with the fair market value of such repurchased stock reduced by the fair market value of certain stock issued by such corporation during such taxable year. As of 2023, this tax applies to our share repurchase program as described in the below risk factor titled “Our share repurchase program could affect the price of our Class A common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our Class A common stock.”
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
We had $550.0 million of indebtedness (excluding intercompany indebtedness) and $287.7 million available under our credit facility as of December 31, 2025. Our indebtedness could have important consequences, including:
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
Our ability to meet these restrictive covenants can be impacted by events beyond our control and we may be unable to do so. Our credit agreement and the indenture governing the senior unsecured notes provide that our breach or failure to satisfy certain covenants constitute an event of default. Upon the occurrence of an event of default, the lender could elect to declare all amounts outstanding under its debt agreements to be immediately due and payable, and holders of the senior unsecured notes could declare all outstanding principal and interest to be due and payable. In addition, the lender would have the right to proceed against the assets we provided as collateral pursuant to the credit agreement. If the debt under our credit agreement or the senior unsecured notes were to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay such debts, which would have an immediate adverse effect on our business, liquidity, and financial condition.
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
We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our anticipated cash needs for the foreseeable future. However, we intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, including the need to promote and enhance our marketplace, develop new products and services, enhance our operating infrastructure, and potentially to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all, especially during periods of negative economic conditions, which could make it more difficult or impossible for us to obtain funding to support business growth and our objectives, including making additional investments in our products and for repaying outstanding indebtedness. Our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition, and operating results. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our Class A common stock could suffer significant dilution, and any new shares we issue could have rights, preferences, and privileges superior to those of our Class A common stock. Additionally, a substantial number of shares of our common stock are available for future sale pursuant to stock options, restricted stock units, or RSUs, or issuance pursuant to our equity incentive plans and employee stock purchase plan. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
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
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We are required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting. We have not identified any material weaknesses in our internal control over financial reporting during 2025, 2024, and 2023. However, to maintain and, if required, improve our disclosure controls and procedures, and internal control over financial reporting to meet the standards of the Sarbanes-Oxley Act, additional and potentially significant resources and management oversight may be required.
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
Risks Related to the Ownership of Our Class A Common Stock
Market volatility may affect the value of an investment in our Class A common stock, could subject us to litigation and could adversely affect our ability to meet New York Stock Exchange, or NYSE, listing requirements.
Technology stocks have historically experienced high levels of volatility. The price of our Class A common stock is volatile and also could be subject to wide fluctuations in response to the risk factors described in this Annual Report on Form 10-K and others beyond our control, including:
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
Additionally, significant declines in our stock price could cause us to fail to satisfy the continued listing requirements of the NYSE, such as the average closing price requirement, and in such case, the NYSE may take steps to delist our Class A common stock. In such event, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our Class A common stock to become listed again, stabilize the market price or improve the liquidity of our Class A common stock, prevent our Class A common stock from dropping below the NYSE average closing price requirement or prevent future non-compliance with the NYSE’s listing requirements.
The dual class structure of our common stock has resulted in concentration of voting control with our chief executive officer. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of December 31, 2025, Ian Siegel, our chief executive officer and the sole holder of our outstanding Class B common stock, beneficially owned approximately 15.4% of our total outstanding common stock as a class and held approximately 78.5% of the voting power of our total outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the sole holder of our Class B common stock controls a substantial majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Mr. Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
Future transfers by the holder of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain permitted transfers, including certain transfers to family members, trusts solely for the benefit of the stockholder or his family members, affiliates under common control with the stockholder, and partnerships, corporations, and other entities exclusively owned by the stockholder or his family members, in each case as fully described in our amended and restated certificate of incorporation, as amended. The conversion of Class B common stock to Class A common stock has had the effect, over time, of increasing the relative voting power of the holder of Class B common stock.
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
As of December 31, 2025, the board of directors had authorized us to repurchase up to $750.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. Approximately $121.2 million remains available for future repurchases under our $750.0 million share repurchase program as of December 31, 2025.
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
We take that responsibility very seriously and our processes are intended to maintain high standards of governance. Our board of directors provides oversight of risk management issues, including information security and data privacy, and considers cybersecurity an important component of our overall approach to enterprise risk management, or ERM. The audit committee of our board of directors is regularly updated by management and reviews cybersecurity and other information technology risks, controls, and procedures as it deems appropriate.
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

Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, which may include firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls.
Incident Response and Recovery Planning: We have established and maintain cybersecurity incident response policies and procedures, and business continuity and disaster recovery plans.
Third-Party Risk Management: We maintain a risk-based approach designed to identify and oversee cybersecurity risks presented by certain third parties, including vendors, service providers, and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
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
We engage in the periodic assessment and testing of our policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents, as appropriate. These efforts may include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. For example, ZipRecruiter previously completed a third-party SOC 2 Type 2 audit, works with independent security researchers through its private bug bounty program, and conducts annual penetration testing using a third-party security tester. In addition, we use external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes.
Governance
Our board of directors, in coordination with our audit committee, oversees our ERM, including the management of risks arising from cybersecurity threats. Our audit committee receives regular presentations and reports on cybersecurity, privacy, and compliance, which may address a wide range of topics including recent developments, evolving standards, the threat environment, technological trends, and information security considerations arising with respect to our peers and third parties. Our audit committee also receives information regarding certain cybersecurity incidents.
Our CTO is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our CTO has served in various roles in information technology for over 25 years, including serving as the CTO of two large companies, and holds a master’s degree in Computer Science. Our CTO works collaboratively with our Security Operations team, AppSec Guild, and VP, Corporate Counsel to implement a program designed to protect our information systems from cybersecurity threats and to respond to cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management, multidisciplinary teams throughout our company are utilized to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, our Security Operations team monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to our Legal Team when appropriate.
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, nor do we believe they are reasonably likely to materially affect, our business strategy, results of operations or financial condition, but we cannot provide assurance that they will not be materially affected in the future by such threats or any future material incidents. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the risk factor titled “Changes in laws or regulations relating to data privacy or the protection, collection, storage, processing, transfer, or use of personal information, or AI, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could adversely affect our business.”
Item 2. Properties
Our corporate headquarters are located in Santa Monica, California, where we currently lease approximately 25,000 square feet under an agreement that expires in October 2030. We also lease facilities in Phoenix, Arizona, and London, the United Kingdom. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.
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
Our Class A common stock is listed on the NYSE under the ticker symbol “ZIP”. There is no separate public trading market for our Class B common stock, which is convertible share for share at any time into Class A common stock.
Holders of Record
As of February 18, 2026, the approximate number of Class A and Class B common shareholders of record was 843 and 1, respectively. A substantially greater number of ZipRecruiter common shareholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 31, 2025 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 to October 31, 2025	—	$—	—	$129,243
November 1, 2025 to November 30, 2025	1,751	$4.57	1,751	$121,243
December 1, 2025 to December 31, 2025	—	$—	$—	$121,243
Total	1,751		1,751
____________
(1)As of December 31, 2025, the board of directors had authorized us to repurchase up to $750.0 million of our common stock under the share repurchase program, of which $628.8 million had been utilized. The remaining $121.2 million in the table represents the amount available to repurchase shares under the share repurchase program as of December 31, 2025. We may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors. For more information, see Note 15 – Share Repurchase Program to the audited financial statements included in this report.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our Class A common stock since May 26, 2021 (the date our Class A common stock commenced trading on the NYSE) relative to the cumulative total returns of the NYSE and the Standard & Poor’s Internet Select Industry Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on May 26, 2021, and its relative performance is tracked through December 31, 2025. The returns shown are based on historical results and are not intended to suggest future performance.
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
ZipRecruiter is free to use for job seekers. Job seekers come to ZipRecruiter in search of their next opportunity. After establishing a profile, job seekers are able to apply to jobs with a single click. Our artificial intelligence-powered platform curates jobs and helps job seekers discover new opportunities and stand out to employers. As our matching technology learns more about job seekers’ preferences and attributes, our technology offers increasingly higher quality matches between job seekers and employers.
We plan to continue to invest aggressively in our marketplace to improve functionality and drive growth for the foreseeable future. We have made significant investments in our business to expand our employer and job seeker footprints, increase their engagement and enhance our datasets and machine learning.
For the year ended December 31, 2025, our revenue was $449.0 million and we had a net loss of $33.0 million and Adjusted EBITDA of $40.8 million. For the year ended December 31, 2024, our revenue was $474.0 million and we had a net loss of $12.9 million and Adjusted EBITDA of $78.0 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income (loss) to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”

KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Quarterly Paid Employers	71,572	70,458	65,222	57,833	63,466	66,302	66,959	59,104
Revenue per Paid Employer	$1,708	$1,755	$1,795	$1,920	$1,734	$1,693	$1,717	$1,889

	Year Ended December 31,
	2025	2024
	(in thousands, except percentages)
Adjusted EBITDA	$40,750	$78,006
Adjusted EBITDA margin	9%	16%
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
In the fourth quarter of the year ended December 31, 2025, Quarterly Paid Employers increased 2% when compared to the fourth quarter of the year ended December 31, 2024, versus a decrease in the fourth quarter of the year ended December 31, 2024 compared to the fourth quarter of the year ended December 31, 2023. Despite the continued uncertainty in the labor market, our higher marketing and advertising investments during the year ended December 31, 2025 drove more new and returning paid employers to our platform, increasing the number Quarterly Paid Employers in our marketplace in the fourth quarter of the year ended December 31, 2025 compared to the fourth quarter of the year ended December 31, 2024.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the fourth quarter of the year ended December 31, 2025, Revenue per Paid Employer decreased 2% when compared to the fourth quarter of the year ended December 31, 2024. While we believe our products and services continued to improve and offered more value for employers of all sizes, we saw a 2% year-over-year decrease as hiring demand remains more muted.

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
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net loss	$(32,994)	$(12,854)
Stock-based compensation	47,646	64,453
Depreciation and amortization	12,462	12,291
Interest expense	29,629	29,597
Other (income) expense, net	(18,369)	(21,838)
Income tax expense	2,376	6,357
Adjusted EBITDA	$40,750	$78,006
The following tables present net loss margin and Adjusted EBITDA margin for each of the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands, except percentages)
Revenue	$448,952	$474,001
Net loss	(32,994)	(12,854)
Net loss margin	(7)%	(3)%

	Year Ended December 31,
	2025	2024
	(in thousands, except percentages)
Revenue	$448,952	$474,001
Adjusted EBITDA	40,750	78,006
Adjusted EBITDA margin	9%	16%

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
Despite the impact on employer hiring demand, our cohort trends remained intact: employers across annual cohorts continue to spend more, on average, over time. While some cohorts have seen declines amid a subdued hiring environment in 2025, more recent cohorts are showing steady gains as employers increase their use of ZipRecruiter. As employers engage more deeply with the platform, our matching models learn from their hiring behavior, enabling us to deliver greater value and capture increasing share of wallet over time. When hiring conditions normalize to historical levels, we would expect broader strength across cohorts and for these long-term trends to continue.
Attract More Job Seekers
For job seekers, we operate like a personal recruiter, presenting highly qualified potential candidates to employers before they have applied. Phil, our AI-powered career advisor, engages job seekers on their journey and provides technology that makes their job search and application process more efficient. Our ability to cost effectively grow the number of job seekers and increase their engagement in our marketplace is critical to strengthen our marketplace. We compete for job seekers on many fronts, including our ability to surface unique and attractive jobs, our ability to simplify the hiring process, the transparent feedback job seekers receive on the status of their applications and our trusted brand. We believe our offering to job seekers compares favorably versus alternatives due to the combination of our large and unique set of jobs to choose from, plus our proven matching technology that continues to get smarter over time. We believe that our unique product offering and investments in media campaigns are why we have been the #1 rated job search app on iOS and Android for the past nine years1. We believe that this is a testament to our high aided brand awareness and superior job seeker products.
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
We have invested in research and development to improve our matching technology and deliver a high-quality experience to employers and job seekers. In 2025 and 2024, we spent $124.6 million and $134.8 million, respectively, or 28% of total revenue for both 2025 and 2024, on research and development. We believe the return on these investments will create operating leverage over time while continuing to drive top-line growth.
Seasonality
Our business is seasonal, reflecting typical behavior in hiring markets. Hiring activity tends to decelerate in the fourth quarter. Beginning in the second half of 2022, we observed declines in revenue primarily driven by a macroeconomic cooling in the hiring market. This trend continued throughout 2023
1 Based on job seeker app ratings, during the period of January 2017 to January 2026 from AppFollow for ZipRecruiter, Glassdoor, Indeed, LinkedIn, and Monster.

and 2024 as we continued to observe employers moderating hiring plans and reducing recruitment budgets in response to economic uncertainty. This resulted in atypical seasonal hiring patterns. While hiring continued to slow during 2025, we observed some stabilization in the hiring market. Revenue grew sequentially in the second and third quarters of 2025, before declining in the fourth quarter of 2025. These results were more consistent with typical seasonality.
Impact of Macroeconomic Conditions
The labor market remains subdued, with employers reducing their demand for hiring, at least in part due to effects of a variety of global business and macroeconomic factors, including inflationary pressures, increasing borrowing costs, cybersecurity incidents, changes in laws, regulations and administrative policy, including those that impact trade agreements and tariffs, and the impacts of the wars in Ukraine and the Middle East. Further, with those currently employed continuing to leave their jobs at a low rate during the year ended December 31, 2025, hiring levels remained lower compared to the year ended December 31, 2024. In the year ended December 31, 2025, we delivered $449.0 million in revenue, a 5% decrease compared to the year ended December 31, 2024. Despite the continued uncertainty in the labor market, we had a higher number of Quarterly Paid Employers in our marketplace in the fourth quarter of the year ended December 31, 2025 compared to the fourth quarter of the year ended December 31, 2024.
Components of Our Results of Operations
Revenue
We generate revenue primarily from fees paid by employers to post and distribute jobs in our marketplace, as well as multiple sites managed by Job Distribution Partners, which are third-party sites who have a relationship with us and advertise from our marketplace, and includes job boards, search engines, social networks, talent communities and resume services.
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
Our upsell services complement or expand visibility to job posting plans and are typically sold on a subscription basis. Upsell services revenue is recognized ratably over the term of the agreement beginning on the date the upsell services are made available to the customer. Additionally, upsell services include job posting enhancements which are applied to individual job postings. Such services enhance job postings by providing customers with a temporary boost in the prominence of their job postings, expanding visibility to job postings by inviting highly qualified potential candidates to apply to the job, or highlighting key attributes of job postings to make them stand out to job seekers. Revenue from job posting enhancements is recognized as the customer uses the enhancements on its job postings.
Resume database plans allow our customers to search and view resumes and revenue is recognized ratably over the subscription period.
Performance-based revenue is recognized when a candidate clicks on a job distributed by ZipRecruiter on behalf of a customer. For performance-based revenue, our customers pay an amount per click usually capped at a contractual maximum per job recruitment campaign.
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
Costs and Operating Expenses
Sales and Marketing
Marketing and advertising expense includes advertising, online lead generation, customer and industry events, and candidate acquisition. Other sales and marketing expense consists of personnel-related costs (including salaries, sales commissions, bonuses, benefits, and stock-based compensation) for our sales and marketing employees, marketing activities, and related allocated overhead costs. We allocate a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to sales and marketing expense based on headcount. Sales and marketing costs are expensed as incurred.
We expect that sales and marketing expenses will decrease or increase on an absolute dollar basis as we adjust our highly variable sales and marketing spend budget throughout economic cycles to conserve or reallocate spend where we see the greatest returns. Additionally, sales and marketing expenses may vary from period to period as a percentage of revenue for the foreseeable future as we constantly measure the expected returns of specific sales and marketing initiatives and adjust spend levels up or down accordingly. This discipline has been a key aspect of our strong financial performance through a wide range of macroeconomic conditions. We expect that these expenses will continue to be our largest operating expense category for the foreseeable future as we continue to invest in our sales and marketing efforts over time.
Research and Development
Research and development expense consists of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for our research and development employees, amortization of capitalized software costs associated with the development of internal databases, candidate insights, reporting that supports our marketplace technology and the cost of certain third-party service providers. We allocate a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to research and development expenses based on headcount. Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred.
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
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rate for the year ended December 31, 2025 differed from the U.S. federal statutory rate of 21% primarily due to certain non-deductible stock based compensation expenses, certain executive compensation expenses subject to limitation, changes in unrecognized tax benefits, and valuation allowances on certain tax carryforwards, partially offset by research and development tax credits.
Results of Operations
A discussion regarding our financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024 is presented below.
A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which is available free of charge on the SEC’s website at http://www.sec.gov.

The following table sets forth our consolidated results of operations for each of the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue(1)	$448,952	$474,001
Cost of revenue(2)	48,272	50,150
Gross profit	400,680	423,851
Operating expenses
Sales and marketing(2)	227,908	215,808
Research and development(2)	124,565	134,831
General and administrative(2)	67,565	71,950
Total operating expenses	420,038	422,589
Income (loss) from operations	(19,358)	1,262
Other income (expense)
Interest expense	(29,629)	(29,597)
Other income (expense), net	18,369	21,838
Total other income (expense), net	(11,260)	(7,759)
Loss before Income taxes	(30,618)	(6,497)
Income tax expense	2,376	6,357
Net loss	$(32,994)	$(12,854)
____________
(1)Revenue is comprised as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Subscription revenue	$345,155	$369,823
Performance-based revenue	103,797	104,178
Total revenue	$448,952	$474,001
(2)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cost of revenue	$425	$611
Sales and marketing	7,974	10,647
Research and development	22,715	33,604
General and administrative	16,532	19,591
Total stock-based compensation	$47,646	$64,453

Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$448,952	$474,001	$(25,049)	(5)%
Revenue decreased by $25.0 million, or 5%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. With those currently employed continuing to leave their jobs at a low rate during the year ended December 31, 2025, hiring levels remained lower compared to the year ended December 31, 2024, reflecting uncertainty in the economy. Subscription revenue decreased by $24.7 million, or 7%, and performance-based revenue decreased slightly for the year ended December 31, 2025 compared to the year ended December 31, 2024. While we believe our products and services continued to improve, providing more value for employers of all sizes by offering solutions with leading matching technology to help employers identify and recruit standout candidates, we saw a decline in employer spending on our marketplace products and services during the year ended December 31, 2025. We believe the decline reflects the prevailing softness in hiring demand amidst the challenging macroeconomic conditions.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$48,272	$50,150	$(1,878)	(4)%
Gross margin	89%	89%
Cost of revenue decreased by $1.9 million, or 4%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a decrease of $2.1 million in partner revenue share and a decrease of $1.0 million in IT overhead costs, partially offset by an increase of $1.8 million in job distribution costs from performance-based revenue. Gross margin was 89% for both the years ended December 31, 2025 and December 31, 2024, reflecting our continued commitment to maintaining costs proportionate to revenue.
Sales and Marketing

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$227,908	$215,808	$12,100	6%
Percentage of revenue	51%	46%

Sales and marketing expenses increased by $12.1 million, or 6%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Marketing and advertising spend increased $24.8 million compared to the prior-year period as we deployed marketing dollars towards campaigns we believe will drive a strong return on investment. The increase was partially offset by a decrease of $7.7 million in personnel-related costs for our sales and marketing employees corresponding with lower headcount in the current period. Stock-based compensation expense for our sales and marketing employees also decreased by $2.7 million primarily driven by a lower grant date fair value of equity awards recognized as expense in the current period as well as lower headcount. Additionally, deferred commission costs decreased by $2.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by the change in accounting estimate effective beginning April 1, 2025 by adjusting the expected customer life from three years to four years . For more information on deferred commission costs, please see Note 5 – Revenue Information to the audited financial statements included in this report.
Research and Development

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$124,565	$134,831	$(10,266)	(8)%
Percentage of revenue	28%	28%

Research and development expenses decreased by $10.3 million, or 8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by a $10.9 million decrease in stock-based compensation expense for our research and development employees corresponding with lower headcount in the current-year period as well as a lower grant date fair value of equity awards recognized as expense in the current period.
General and Administrative

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$67,565	$71,950	$(4,385)	(6)%
Percentage of revenue	15%	15%

General and administrative expenses decreased by $4.4 million, or 6%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by a $3.1 million decrease in stock-based compensation expense for our general and administrative employees primarily driven by a lower grant date fair value of equity awards recognized as expense in the current period.
Total Other Income (Expense), Net

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Total other income (expense), net	$(11,260)	$(7,759)	$(3,501)	45%

Total other income (expense), net, increased by $3.5 million, or 45%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by a $4.1 million decrease related to income accretion for our marketable securities purchased at a discount.

Income Tax Expense (Benefit)

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Income tax expense	$2,376	$6,357	$(3,981)	(63)%
Effective tax rate	(8)%	(98)%

Income tax expense decreased by $4.0 million, or 63%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in income tax expense is primarily due to the impact of a decrease in pre-tax income on federal and state taxes partially offset by an increase in executive compensation limitations and a decrease in tax benefits from research and development tax credits, net of valuation allowances.
Our effective tax rate in the years ended December 31, 2025 and 2024 was (7.8)% and (97.8)%, respectively. Our effective tax rate for the year ended December 31, 2025 differed from the U.S. federal statutory rate of 21% primarily due to certain non-deductible stock based compensation expenses, certain executive compensation expenses subject to limitation, changes in unrecognized tax benefits, and valuation allowances on certain tax carryforwards, partially offset by research and development tax credits. Our effective tax rate for the year ended December 31, 2024 differed from the U.S. federal statutory rate of 21% primarily due to research and development tax credits, partially offset by state taxes, valuation allowances on certain tax credit and loss carryforwards, and non-deductible expenses such as limitations on the amount of deductible executive compensation and certain stock-based compensation expenses.
Liquidity and Capital Resources
As of December 31, 2025, we had cash, cash equivalents, and marketable securities totaling $409.1 million and $287.7 million available in unused borrowing capacity under our current credit facility. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes. As of December 31, 2025, we had no amounts outstanding under our credit facility.
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
Credit Facility
In April 2021, we entered into a $250.0 million credit facility agreement with a syndicate of banks. In July 2024, we entered into a supplement to the credit facility agreement, which increased the aggregate revolving commitments available under the credit facility from $250.0 million to $290.0 million. The credit facility has a maturity date of April 30, 2026 and bears interest at a rate based upon our Net Leverage

Ratio. Our Net Leverage Ratio is defined as total debt less total cash and permitted investments outstanding at period end, with a maximum total cash and permitted investments adjustment of $550.0 million, divided by the trailing 12 months of earnings, adjusted for items such as non-cash expenses and other nonrecurring transactions. We are also obligated to pay other customary fees including a commitment fee on a quarterly basis based on amounts committed but unused under the credit facility at a rate between 0.25% to 0.35%, depending on our Net Leverage Ratio. The amount available under the credit facility is reduced by letters of credit outstanding, which totaled $2.3 million as of December 31, 2025. The letters of credit outstanding relate to various leased office spaces.
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
We have no amounts outstanding under the credit facility and are in compliance with our debt covenants as of December 31, 2025.
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
At any time prior to January 15, 2030, we have the option, at our sole discretion, to redeem all or a portion of our senior unsecured notes subject to the payment of certain premiums, make-whole provisions, and accrued and unpaid interest. In addition, we may, at any time and from time to time, seek to retire or purchase our outstanding debt through open-market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise, which, if completed, could involve the use of cash, in amounts that may be material, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors that could materially affect our liquidity. Upon the occurrence of a change of control triggering event, we must offer to repurchase the senior unsecured notes at a repurchase price equal to 101% of the aggregate principal amount to be repurchased, and any accrued and unpaid interest.
For more information on the senior unsecured notes, please see Note 11 – Debt to the audited financial statements included in this report.
Share Repurchase Program
As of December 31, 2025, our board of directors has authorized us to repurchase up to $750.0 million of our outstanding common stock, with no fixed expiration. We may, at any time and from time to time, seek to repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans which, if completed, could involve the use of cash, in amounts that may be material, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors that could materially affect our liquidity.
During the year ended December 31, 2025, we repurchased 18.9 million shares of our Class A common stock for $101.9 million under our share repurchase program, including 6.2 million shares of our Class A common stock delivered under a Rule 10b5-1 plan totaling $35.0 million, 6.3 million shares of our Class A common stock purchased in the open market totaling $35.9 million, and 6.4 million shares of our Class A common stock purchased in privately negotiated transactions with certain entities affiliated with Institutional Venture Partners totaling $31.0 million.
Approximately $121.2 million remains available for future repurchases of our common stock under our share repurchase program as of December 31, 2025. For more information, see Note 15 – Share Repurchase Program to the audited financial statements included in this report.
Investments
During the year ended December 31, 2025, we continued investing primarily in highly rated debt securities and money market mutual funds to manage our excess cash reserves. The primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments. We consider all of our investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities within current assets in our Consolidated Balance Sheets.
As of December 31, 2025, we held $251.0 million in total investments, consisting of money market mutual funds and available-for-sale debt securities. These investments are included within cash and cash equivalents and marketable securities within our Consolidated Balance Sheets. For more information, see Note 7 – Financial Instruments to the audited financial statements included in this report.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$10,958	$45,735
Net cash provided by (used in) investing activities	65,091	(61,983)
Net cash used in financing activities	(106,453)	(48,363)
Net decrease in cash and cash equivalents	$(30,404)	$(64,611)

Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the year ended December 31, 2025, cash provided by operating activities was $11.0 million resulting from our net loss of $33.0 million, adjusted by non-cash charges of $58.1 million and a net decrease of $14.1 million in our operating assets and liabilities. The non-cash charges primarily resulted from $47.6 million for stock-based compensation expense, $12.5 million pertaining to amortization of intangible assets and depreciation, and $3.1 million pertaining to non-cash lease expense, partially offset by $6.9 million in amortization and accretion of marketable securities, and $1.8 million related to the change in our deferred income taxes. The decrease of $14.1 million related to changes in our operating assets and liabilities was primarily driven by a $6.5 million decrease in our accrued expenses and other liabilities and accounts payable, a $3.4 million increase in our accounts receivable, a $3.3 million decrease in operating lease liabilities, a $1.1 million increase in prepaid expenses and other assets, and a $1.1 million decrease in deferred revenue, partially offset by a $0.7 million decrease in other assets and a $0.5 million decrease in deferred commissions.
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
Investing Activities
For the year ended December 31, 2025, cash provided by investing activities was $65.1 million resulting from $596.7 million received from paydowns, maturities and redemptions of marketable securities and $1.0 million received from sales of marketable securities, partially offset by $525.1 million used in purchases of marketable securities and $6.4 million capitalized for software development costs.
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
Financing Activities
For the year ended December 31, 2025, cash used in financing activities was $106.5 million which consisted of $102.1 million used for the repurchase of common stock, $7.9 million for the net settlement of taxes on equity awards, and $0.9 million for the payment of acquisition-related non-employee investor holdback consideration, partially offset by $2.8 million of proceeds from the exercise of stock options and $1.7 million of proceeds from the issuance of stock under the employee stock purchase plan.
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
Obligations and Other Commitments
See Note 12 – Commitments and Contingencies to the audited financial statements included in this report for our future minimum commitments related to certain software service agreements. Through December 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Upsell services also include job posting enhancements which are applied to individual job postings. Such services enhance job postings by providing customers with a temporary boost in the prominence of their open jobs, expanding visibility to job postings by inviting highly qualified potential candidates to apply to the job, or highlighting key attributes of job postings to make them stand out to job seekers. Individual job posting enhancements may be purchased by a customer when needed, or in recurring monthly prepaid bundles to complement their job posting subscription plan, and are billed in advance of use. Typically these prepaid bundles can be used over a period ranging from one to twelve months. Revenue from job posting enhancements is recognized as the customer uses the enhancement on their job postings. Unused prepaid job posting enhancements are not refundable, and we recognize revenue for the estimated portion of prepaid job posting enhancements that are expected to expire unused, or breakage, based on estimates considering historical breakage levels for upsell services. Breakage is recognized as revenue in proportion to the pattern of actual usage by customers.
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
Performance-Based Revenue
Performance-based revenue consists of customers who pay on a per click by job applicant basis for the job postings they wish to distribute through our software. Customers pay an amount per click that is usually capped at a contractual maximum per recruitment campaign, with campaigns typically lasting from one to three months. Customers on this pricing model do not have access to our applicant tracking software for subscription customers though they may purchase resume database subscription plans separately. Customers that use performance-based revenue plans are typically companies with consistent hiring needs and sophisticated recruitment campaigns where they manage incoming applications and job postings on their own applicant tracking systems.

Performance-based revenue is typically billed monthly, in arrears, and revenue is recognized as job applicants click on the distributed job postings, up to the contractual maximum per recruitment campaign.
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
Stock-Based Compensation
Compensation expense related to stock-based awards is measured and recognized in the financial statements based on the fair value of the awards granted. We estimate the fair value of employee stock-based compensation awards on the grant date and recognize forfeitures as they occur. We estimate the fair value of restricted stock units, or RSUs, based on the fair value of our common stock. The fair value of our common stock is determined based on the New York Stock Exchange closing price on the date prior to the date of grant.
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
We record valuation allowances against our deferred tax assets, when necessary. Realization of deferred tax assets is dependent upon future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be realized against future taxable income. To the extent we believe that realization is not likely, we establish a valuation allowance against our net deferred tax asset, which increases our income tax expense in the period when such determination is made. During the year ended December 31, 2025, we recorded an incremental valuation allowance of $1.4 million against our deferred tax assets in jurisdictions in which we believe that it is more likely than not that we will not generate sufficient taxable income in future years to utilize the corresponding deferred tax asset.
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
Lastly, we are subject to interest rate risk in connection with our investments. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. To minimize interest rate risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial market, money market mutual funds, U.S. government and agency securities, and corporate debt securities. To assess interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio. Based on investment positions as of December 31, 2025, a hypothetical increase in interest rates of 100 basis points across all maturities would result in a $0.4 million decrease in the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
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

ZIPRECRUITER, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ZipRecruiter, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ZipRecruiter, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s total revenue was $449.0 million, of which subscription revenue was $345.2 million and performance-based revenue was $103.8 million for the year ended December 31, 2025. Subscription revenue consists of time-based job posting plans, upsells which complement or expand visibility and prominence to job posting plans, and resume database plans. Plans are priced at a flat rate based on plan size and whether the plan is for a daily, monthly, or annual term. Customer contracts are typically subject to renewal at the end of the subscription term. Contracts are only cancelable at the end of the term and are nonrefundable.
Performance-based revenue consists of customers who pay on a per click by job applicant basis for the job postings they wish to distribute through the Company’s software. Customers pay an amount per click that is usually capped at a contractual maximum per recruitment campaign, with campaigns typically lasting from one to three months.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) evaluating performance-based and certain subscription revenue transactions by testing the completeness, accuracy and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as customer order information, customer contracts, invoices, evidence of performance, and cash receipts, (ii) for performance-based revenue transactions, confirming a sample of outstanding customer invoice balances as of December 31, 2025, and, for confirmations not returned, as well as for certain subscription revenue transactions, obtaining and inspecting source documents, such as invoices, evidence of performance, and cash receipts, and (iii) for other subscription revenue transactions, developing an independent expectation of revenue from credit card transactions based on cash receipts from credit card processors and comparing the result to revenue recognized.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 25, 2026
We have served as the Company’s auditor since 2015.

ZipRecruiter, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$188,028	$218,432
Marketable securities	221,109	287,449
Accounts receivable, net of allowances of $2,031 and $1,976 at December 31, 2025 and December 31, 2024, respectively	25,666	23,454
Prepaid expenses and other assets	11,097	10,059
Deferred commissions, current portion	2,951	4,279
Total current assets	448,851	543,673
Property and equipment, net	4,076	4,889
Operating lease right-of-use assets	9,715	6,007
Internal-use software, net	16,050	18,510
Deferred commissions, net of current portion	3,770	2,915
Intangible assets, net	3,369	5,339
Goodwill	8,518	8,518
Deferred tax assets, net	75,192	73,737
Other assets	202	472
Total assets	$569,743	$664,060

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$9,115	$10,519
Accrued expenses	36,610	43,493
Accrued interest	12,864	12,866
Deferred revenue	9,731	10,837
Operating lease liabilities, current portion	2,213	2,786
Other current liabilities	363	1,093
Total current liabilities	70,896	81,594
Operating lease liabilities, net of current portion	10,688	6,286
Long-term borrowings, net	544,780	543,649
Other long-term liabilities	20,580	19,101
Total liabilities	646,944	650,630
Commitments and contingencies (Note 12)

Stockholders' equity (deficit)
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of December 31, 2025 and December 31, 2024; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of December 31, 2025 and December 31, 2024; 71,372 and 75,615 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1	1
Class B convertible common stock, $0.00001 par value; 700,000 shares authorized as of December 31, 2025 and December 31, 2024; 13,225 and 22,829 shares issued and 13,030 and 22,634 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Class B treasury stock, 195 shares outstanding as of December 31, 2025 and December 31, 2024	(644)	(644)
Additional paid-in capital	—	32,402
Accumulated deficit	(76,590)	(18,385)
Accumulated other comprehensive income	32	56
Total stockholders' equity (deficit)	(77,201)	13,430
Total liabilities and stockholders' equity (deficit)	$569,743	$664,060
The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$448,952	$474,001	$645,722
Cost of revenue	48,272	50,150	64,309
Gross profit	400,680	423,851	581,413
Operating expenses
Sales and marketing	227,908	215,808	265,253
Research and development	124,565	134,831	141,801
General and administrative	67,565	71,950	94,922
Total operating expenses	420,038	422,589	501,976
Income (loss) from operations	(19,358)	1,262	79,437
Other income (expense)
Interest expense	(29,629)	(29,597)	(29,393)
Other income (expense), net	18,369	21,838	20,506
Total other income (expense), net	(11,260)	(7,759)	(8,887)
Income (loss) before income taxes	(30,618)	(6,497)	70,550
Income tax expense	2,376	6,357	21,452
Net income (loss)	(32,994)	(12,854)	49,098
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(0.37)	$(0.13)	$0.49
Diluted	$(0.37)	$(0.13)	$0.46
Weighted average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	89,867	98,588	100,730
Diluted	89,867	98,588	105,781

The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(32,994)	$(12,854)	$49,098
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale debt securities	(24)	43	386
Total other comprehensive income (loss)	(24)	43	386
Total comprehensive income (loss)	$(33,018)	$(12,811)	$49,484
The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	74,320	$1	30,379	$—	(195)	$(644)	$35,926	$(6,290)	$(373)	$28,620
Conversion of Class B stock to Class A stock	9,518	—	(9,518)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	23	—	1,524	—	—	—	3,770	—	—	3,770
Issuance of common stock upon the vesting and settlement of RSUs	2,290	—	788	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	86,079	—	—	86,079
Shares withheld related to net share settlement	(790)	—	(344)	—	—	—	(17,352)	—	—	(17,352)
Shares issued under employee stock purchase plan	389	—	—	—	—	—	6,381	—	—	6,381
Repurchase and retirement of common stock	(9,577)	—	—	—	—	—	(100,263)	(47,302)	—	(147,565)
Share repurchase excise tax	—	—	—	—	—	—	(15)	(1,037)	—	(1,052)
Net income	—	—	—	—	—	—	—	49,098	—	49,098
Other comprehensive income	—	—	—	—	—	—	—	—	386	386
Balance as of December 31, 2023	76,173	$1	22,829	$—	(195)	$(644)	$14,526	$(5,531)	$13	$8,365
Conversion of Class B stock to Class A stock	1,207	—	(1,207)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	16	—	1,040	—	—	—	2,000	—	—	2,000
Issuance of common stock upon the vesting and settlement of RSUs	3,295	—	311	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	66,299	—	—	66,299
Shares withheld related to net share settlement	(1,205)	—	(141)	—	—	—	(13,586)	—	—	(13,586)
Shares issued under employee stock purchase plan	361	—	—	—	—	—	3,625	—	—	3,625
Repurchase and retirement of common stock	(4,232)	—	(3)	—	—	—	(40,371)	—	—	(40,371)
Share repurchase excise tax	—	—	—	—	—	—	(91)	—	—	(91)
Net loss	—	—	—	—	—	—	—	(12,854)	—	(12,854)
Other comprehensive income	—	—	—	—	—	—	—	—	43	43
Balance as of December 31, 2024	75,615	$1	22,829	$—	(195)	$(644)	$32,402	$(18,385)	$56	$13,430
Conversion of Class B stock to Class A stock	12,075	—	(12,075)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	46	—	2,599	—	—	—	2,998	—	—	2,998
Issuance of common stock upon the vesting and settlement of RSUs	3,646	—	18	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	48,699	—	—	48,699
Shares withheld related to net share settlement	(1,407)	—	(101)	—	—	—	(7,927)	—	—	(7,927)
Shares issued under employee stock purchase plan	256	—	—	—	—	—	1,665	—	—	1,665
Repurchase and retirement of common stock	(18,859)	—	(45)	—	—	—	(77,682)	(24,610)	—	(102,292)
Share repurchase excise tax	—	—	—	—	—	—	(155)	(601)	—	(756)
Net loss	—	—	—	—	—	—	—	(32,994)	—	(32,994)
Other comprehensive loss	—	—	—	—	—	—	—	—	(24)	(24)
Balance as of December 31, 2025	71,372	$1	13,225	$—	(195)	$(644)	$—	$(76,590)	$32	$(77,201)

The accompanying notes are an integral part of these consolidated financial statements.

ZipRecruiter, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$(32,994)	$(12,854)	$49,098
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	47,646	64,398	84,235
Depreciation and amortization	12,462	12,291	11,624
Provision for bad debts	1,140	185	2,736
Deferred income taxes	(1,843)	(15,531)	(18,397)
Non-cash lease expense	3,070	3,969	4,212
Amortization and accretion of marketable securities	(6,936)	(10,649)	(11,320)
Other	2,566	3,645	1,548
Change in operating assets and liabilities:
Accounts receivable	(3,352)	3,686	14,438
Prepaid expenses and other assets	(1,120)	(132)	2,261
Deferred commissions	473	1,991	498
Other assets	704	767	246
Accounts payable	(1,372)	(1,383)	(9,336)
Accrued expenses and other liabilities	(5,128)	2,767	(15,884)
Accrued interest	(2)	29	—
Deferred revenue	(1,088)	(2,118)	(6,726)
Operating lease liabilities	(3,268)	(5,326)	(6,041)
Net cash provided by operating activities	10,958	45,735	103,192
Cash flows from investing activities
Purchases of property and equipment	(1,078)	(922)	(918)
Acquisition of business, net of cash acquired	—	(12,040)	—
Capitalized internal-use software costs	(6,397)	(8,609)	(9,744)
Purchases of marketable securities	(525,114)	(632,600)	(421,294)
Sales of marketable securities	983	—	—
Paydowns, maturities, and redemptions of marketable securities	596,697	592,188	538,692
Net cash provided by (used in) investing activities	65,091	(61,983)	106,736
Cash flows from financing activities
Repurchase of common stock	(102,105)	(40,346)	(147,565)
Proceeds from exercise of stock options	2,842	1,944	4,271
Payments of tax withholdings on net settlement of equity awards	(7,927)	(13,586)	(17,352)
Proceeds from issuance of stock under employee stock purchase plan	1,665	3,625	6,381
Payment of acquisition-related non-employee investor holdback consideration	(928)	—	—
Net cash used in financing activities	(106,453)	(48,363)	(154,265)
Net increase (decrease) in cash and cash equivalents	(30,404)	(64,611)	55,663
Cash and cash equivalents
Beginning of period	218,432	283,043	227,380
End of period	$188,028	$218,432	$283,043
Supplemental disclosure of cash flow information
Interest paid	$28,227	$28,149	$28,121
Income taxes paid (prior to adoption of ASU 2023-09)	—	18,010	25,569
Income taxes paid (subsequent to adoption of ASU 2023-09)
Federal	$—	$—	$—
State and local(1)	2,643	—	—
Foreign(1)	1,418	—	—
Total income taxes paid (subsequent to adoption of ASU 2023-09)	4,061	—	—

Supplemental disclosure of non-cash activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	7,148	1,248	744
____________
(1) During the year ended December 31, 2025, jurisdictions comprising greater than 5% of total income taxes paid (net of refunds received) included the United Kingdom at $0.9 million, New York State at $0.9 million, Texas at $0.5 million, Israel at $0.5 million, New Jersey at $0.3 million, and New York City at $0.3 million.

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
On December 2, 2025, the Company formally dissolved its ZipRecruiter UK Ltd. subsidiary. The dissolution of ZipRecruiter UK Ltd. did not have a material impact on the Company’s financial statements.

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
Foreign Currency Remeasurement
The Company’s foreign subsidiaries operate in their local currency and their functional currency is the U.S. dollar. Monetary assets and liabilities of each subsidiary, denominated in local or other foreign currency, are remeasured at the end of each reporting period using the exchange rates at that date. Non-monetary assets and liabilities and equity are remeasured at the historical exchange rates, while results of operations in the local currency or other foreign currencies are translated into U.S. dollars at the exchange rates in effect at the date of the transaction. Net foreign transaction gains/losses for the years ended December 31, 2025, 2024, and 2023 were not material.
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
Revenue is attributed to geographic regions based on locations where services are provided to the Company’s customers. Foreign countries outside of the United States, in aggregate, accounted for less than 2% of the Company’s revenue for the years ended December 31, 2025, 2024, and 2023. In addition, as of December 31, 2025, 2024 and 2023 long-lived assets outside of the United States were not material.
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
Upsell services also include job posting enhancements which are applied to individual job postings. Such services enhance job postings by providing customers with a temporary boost in the prominence of the job postings, expanding visibility to job postings by inviting highly qualified potential candidates to apply to the job, or highlighting key attributes of job postings to make them stand out to job seekers. Individual job posting enhancements may be purchased by a customer when needed, or in recurring prepaid monthly bundles to complement their job posting subscription plan, and are billed in advance of

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
use. Typically these prepaid bundles can be used over a period ranging from one to twelve months. Revenue from job posting enhancements is recognized as the customer uses the enhancement on their job postings. Unused prepaid job posting enhancements are not refundable, and the Company recognizes revenue for the estimated portion of prepaid job posting enhancements that are expected to expire unused, or breakage, based on estimates considering historical breakage levels for upsell services. Breakage is recognized as revenue in proportion to the pattern of actual usage by customers.
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
Performance-Based Revenue
Performance-based revenue consists of customers who pay on a per click by job applicant basis for the job postings they wish to distribute through the Company’s software. Customers pay an amount per click that is usually capped at a contractual maximum per recruitment campaign, with campaigns typically lasting from one to three months. Customers on this pricing model do not have access to the Company’s applicant tracking software for subscription customers though they may purchase resume database subscription plans separately. Customers that use performance-based plans are typically companies with consistent hiring needs and sophisticated recruitment campaigns where they manage incoming applications and job postings on their own applicant tracking systems.
Performance-based revenue is typically billed monthly, in arrears, and revenue is recognized as job applicants click on the distributed job postings, up to the contractual maximum per recruitment campaign.
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
The following table summarizes the changes in the sales allowance (in thousands):

	Year Ended December 31,
	2025	2024	2023
Sales allowance, at beginning of year	$2,689	$3,531	$4,251
Recorded as a reduction to revenue	16,758	16,971	29,839
Recorded as a reduction to deferred revenue	3,996	3,788	4,814
Utilization of allowance for refunds and credits	(21,061)	(21,601)	(35,373)
Sales allowance, at end of year	$2,382	$2,689	$3,531
Of the total sales allowance balance of $2.4 million at December 31, 2025, $1.0 million was presented net of accounts receivable and $1.4 million was presented within accrued expenses on the Consolidated Balance Sheets. Of the total sales allowance balance of $2.7 million at December 31, 2024, $0.8 million was presented net of accounts receivable and $1.9 million was presented within accrued expenses on the Consolidated Balance Sheets. The amount netted against accounts receivable represents estimated future credits expected to be granted to customers who had not yet paid for

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
services as of December 31, 2025 and 2024, and the amount included in accrued expenses represents estimated refunds expected to be granted to customers who had already paid.
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
Sales and Marketing
Sales and marketing costs are expensed as incurred, and consist of the following:

	Year Ended December 31,
	2025	2024	2023
Marketing and advertising	$130,764	$105,940	$131,399
Other sales and marketing	97,144	109,868	133,854
Total sales and marketing	$227,908	$215,808	$265,253
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
Advertising costs principally represent online advertising costs, direct mailing, television, podcast and radio advertisements. Advertising expense was $125.1 million, $98.0 million, and $121.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
At times, the Company may prepay certain advertising expenses, which are deferred and subsequently recognized as expense when the advertisement is released. The Company had $3.1 million and $2.2 million of prepaid advertising costs included in prepaid expenses and other assets in the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
such as rent, IT costs, supplies, and depreciation and amortization, to general and administrative expense based on headcount.
Stock-Based Compensation
Compensation expense related to stock-based awards is measured and recognized in the financial statements based on the fair value of the awards granted. The Company estimates the fair value of employee stock-based compensation awards on the grant date and recognizes forfeitures as they occur. The Company has elected to treat stock-based compensation awards with graded vesting schedules and only time-based service conditions as a single award and recognizes stock-based compensation expense on a straight-line basis over the requisite service period. For awards that contain both market or performance conditions and service conditions, the grant date fair value is recognized as stock-based compensation expense using a graded vesting attribution model. No expense is recognized for awards with performance conditions until the performance condition is probable of being met.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The Company recognizes stock-based compensation expense related to shares issued pursuant to its ESPP on a straight-line basis over the offering period.
In January 2025, the compensation committee of the Company’s board of directors approved the suspension of the Company’s ESPP following the completion of the purchase of shares of its common stock for the offering period that ended February 14, 2025. As such, no stock-based compensation expense related to the ESPP was recorded in periods subsequent to the offering period that ended February 14, 2025. For more information on the suspension of the Company’s ESPP, please see Note 16.
Net Share Settlement
In October 2021, the Company’s board of directors approved a “net share settlement” approach for satisfaction of tax withholding obligations in connection with settlement of taxes for RSUs, and exercises of non-qualified stock options, at the Company’s discretion. As a result, the Company currently withholds shares upon vesting of RSUs, and the withheld shares are immediately canceled. The Company has presented “Shares withheld related to net share settlement” in its Consolidated Statements of Changes in Stockholders' Equity (Deficit) as a reduction, separate from the total number of shares issued upon vesting and settlement. Upon payment of the withholding taxes to the appropriate taxing jurisdiction, the Company reflects the cash payment as a financing outflow in the Consolidated Statements of Cash Flows.
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
The Company classifies and accounts for its debt securities as available-for-sale, and it carries such securities at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders’ equity in accumulated other comprehensive income until the security is sold or matures. During the year ended December 31, 2025, in connection with its available-for-sale debt securities, the Company recorded immaterial pre-tax unrealized losses in other comprehensive income (loss) with no associated tax benefit. During the year ended December 31, 2024, in connection with its available-for-sale debt securities, the Company recorded immaterial pre-tax unrealized gains in other comprehensive income (loss) with no associated tax expense. During the year ended December 31, 2023, in connection with its available-for-sale debt securities, the Company recorded pre-tax unrealized gains in other comprehensive income (loss) of $0.4 million with no associated tax expense.
The Company determines any realized gains and losses on the sale of its available-for-sale debt securities using a specific identification method, and it records such gains and losses through other income (expense), net in its Consolidated Statements of Operations. During the year ended December 31, 2025, the Company recorded $1.0 million in proceeds related to sales of its available-for-sale debt securities purchased during the year ended December 31, 2025, and consequently did not reclassify any net amounts out of beginning accumulated other comprehensive income (loss) into other income (expense), net in the Consolidated Statements of Operations. During the years ended December 31, 2024 and 2023, the Company did not have any sales of its available-for-sale debt securities and consequently, did not reclassify any amounts out of beginning accumulated other comprehensive income (loss) into other income (expense), net in the Consolidated Statements of Operations.
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
One customer accounted for 16% and 14% of the Company's outstanding accounts receivable as of December 31, 2025 and December 31, 2024, respectively. One additional customer accounted for 14% and 10% of the Company's outstanding accounts receivable as of December 31, 2025 and December 31, 2024, respectively. The Company closely monitors the financial conditions of the foregoing customers, which have been in good credit standing. No other customer individually accounted for 10% or more of the Company’s outstanding accounts receivable as of December 31, 2025 and December 31, 2024. As such, the Company does not consider the concentration of its accounts receivable to be a material risk. There were no customers that individually represented 10% or more of revenue for the years ended December 31, 2025, 2024, and 2023.
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
The Company’s allowance for doubtful accounts was $1.0 million, $1.2 million, and $2.4 million as of December 31, 2025, 2024, and 2023, respectively, which was recorded net within accounts receivable on the Consolidated Balance Sheets.
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
The Company computes rental income from subleasing certain of its office facilities on a straight-line basis over the sublease term in the Consolidated Statements of Operations. The difference between rental income and rental payments over the lease term is recorded as an unbilled rent receivable, which is included in prepaid expenses and other assets in the Consolidated Balance Sheets.
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
Impairment of Long-Lived Assets
The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with ASC 360, Property, Plant and Equipment, Accounting for the Impairment or Disposal of Long-Lived Assets. In determining whether an asset is

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows are less than the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. There were no material impairment charges related to long-lived assets during the years ended December 31, 2025, 2024, and 2023.
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
Goodwill
Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The excess of the purchase price over the fair values of net identifiable assets acquired and liabilities assumed is recorded as goodwill. As of December 31, 2023, the carrying amount of the Company’s goodwill was $1.7 million. During the year ended December 31, 2024, the Company recognized $6.8 million in additional goodwill related to its acquisition of Breakroom. For more information on the Breakroom acquisition, please see Note 4. As of December 31, 2024 and 2025, the carrying amount of the Company’s goodwill was $8.5 million. The Company tests for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill might be impaired. The Company currently has one reporting unit.
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
Share Repurchase Program
All shares repurchased under the Company’s share repurchase program are purchased for immediate retirement. Repurchased shares reduce the Company’s outstanding shares and its weighted average number of common shares outstanding for purposes of calculating basic and diluted earnings per share. All excess of repurchase price over par value for shares repurchased is allocated to retained earnings to the extent the Company has retained earnings. If the Company has an accumulated deficit, all excess of repurchase price over par value for shares repurchased is allocated first to additional paid-in capital, to the extent the Company has additional paid-in capital, until depleted, and then to accumulated deficit in the Company’s Consolidated Statements of Changes in Stockholders' Equity (Deficit). The Company may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. For more information on the Company’s share repurchase program, please see Note 15.
Excise Taxes
The Company is required to pay a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year, including stock issued to employees. As of December 31, 2025 and 2024, the Company reflected $0.8 million and $0.1 million of excise taxes as part of the cost basis of the stock repurchased during the years ended December 31, 2025 and 2024, respectively, and recorded a corresponding liability for the excise taxes payable in accrued expenses on its Consolidated Balance Sheets.
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated information about certain income statement expense line items on an annual and interim basis. The update will be effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 on either a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of this update on its consolidated financial statements.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which intends to enhance the transparency and decision usefulness of income tax disclosures, primarily through expanding disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the fiscal year ended December 31, 2025 and applied the changes using a prospective approach. The adoption did not have a material impact on the Company’s consolidated financial statements apart from the addition of certain incremental disclosures.

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
The following table presents the Company’s basic net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income (loss) per share, basic:
Net income (loss)	$(32,994)	$(12,854)	$49,098
Weighted average shares of Class A and Class B common stock outstanding	89,867	98,588	100,730
Net income (loss) per share attributable to Class A and Class B common stockholders, basic	$(0.37)	$(0.13)	$0.49
The Company computes diluted net income (loss) per share under the two-class method where income is reallocated between common stock, potential common stock and participating securities. Potential common stock primarily includes stock options and RSUs computed using the treasury stock method.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The following table presents the Company’s diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$(32,994)	$(12,854)	$49,098

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	89,867	98,588	100,730
Effect of dilutive securities:
Options to purchase common stock	—	—	4,761
Unvested restricted stock units	—	—	267
Employee stock purchase plan	—	—	23
Weighted average shares of Class A and Class B common stock outstanding, diluted	89,867	98,588	105,781
Net income (loss) per share attributable to Class A and Class B common stockholders, diluted	$(0.37)	$(0.13)	$0.46
The weighted average number of potentially dilutive common stock equivalents of 10.3 million, 12.7 million, and 6.4 million were excluded from the computation of diluted net income (loss) per share during the years ended December 31, 2025, 2024, and 2023, respectively, because their inclusion would have been anti-dilutive.
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
The fair value of consideration transferred on the date of acquisition totaled $13.3 million, consisting of $12.4 million paid in cash and a liability of $0.9 million assumed related to non-employee investor holdback consideration. Such non-employee investor holdback consideration, payable one year subsequent to the date of acquisition, was paid by the Company during the three months ended September 30, 2025. This consideration was subject to customary holdback provisions and was not contingent upon the occurrence of specified future events.
The financial results of Breakroom from the date of acquisition, which were immaterial, were included in the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024. Pro forma results of operations have not been presented as the results do not have a material effect on any of the periods presented in the Company’s consolidated financial statements.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The following table summarizes the estimated fair values of identified assets and liabilities as of the acquisition date (in thousands):

Fair Value
Cash and cash equivalents	$372
Intangible assets	6,208
Other assets	153
Total assets	6,733
Current liabilities	(187)
Total identifiable net assets	$6,546
Goodwill	$6,794
The following table summarizes the estimated fair values of identifiable intangible assets acquired and their estimated useful life at the date of acquisition (in thousands, except useful life information):

	Fair Value	Useful Life (In Years)
Developed technology	$5,783	3
Trade names and trademarks	425	10
Total intangible assets subject to amortization	$6,208
Amortization expense for such finite-lived intangible assets was $2.0 million and $0.9 million during the years ended December 31, 2025 and 2024, respectively. Future amortization expense for the Company’s finite-lived intangible assets as of December 31, 2025 is as follows for the years ended December 31, (in thousands):

2026	$1,970
2027	1,120
2028	43
2029	43
2030	42
Thereafter	151
Total future amortization expense	$3,369
The estimated fair value of the developed technology acquired was determined using the replacement cost method. This approach requires the use of certain estimates and assumptions that are not observable in the market related to the cost to replace the technology, including time and resources required, as well as an estimated profit margin and opportunity cost.
The estimated fair value of the trade names and trademarks acquired was determined using the relief-from-royalty method. This approach requires the use of certain estimates and assumptions that are not observable in the market, including revenue projections, a royalty rate based on qualitative factors and market-derived royalty rates, and a discount rate based on the Company’s weighted average cost of capital adjusted for risks commonly inherent in trade names.
Goodwill was primarily attributable to the workforce of the acquired business and benefits related to expanded market opportunities from integrating Breakroom’s technology with the Company’s marketplace offerings. All of the goodwill was assigned to the Company’s single reporting unit and was not deductible for tax purposes.
Upon the close of the transaction, the Company agreed to pay up to $3.5 million to former Breakroom founders, in equal quarterly installments over a three-year period post-closing of the transaction,

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
contingent upon those employees’ continued employment with the Company (the “Employee Seller Holdback Consideration”). These costs are expensed over the continued employment period. For the years ended December 31, 2025 and 2024, the Company incurred expenses of $1.2 million and $0.6 million, respectively, related to the Employee Seller Holdback Consideration, of which $0.8 million and $0.4 million, respectively, were recorded in research and development expenses and $0.4 million and $0.2 million were recorded in general and administrative expenses within the Company’s Consolidated Statements of Operations, respectively. Additional acquisition-related costs were not material for the years ended December 31, 2025 and 2024.

5.    Revenue Information
Contract Balances
Contract liabilities are recorded as deferred revenue when customer payments are received in advance of the Company meeting all the revenue recognition criteria under ASC 606. Deferred revenue includes prepaid subscription and performance-based revenue. Generally, the remaining performance obligations will be satisfied within one to twelve months after prepayment. The Company recognized $10.7 million, $12.8 million, and $19.5 million of revenue during the years ended December 31, 2025, 2024, and 2023, respectively, that were included in the deferred revenue balance as of December 31, 2024, 2023, and 2022, respectively.
As of December 31, 2025 and 2024, the Company had no contract assets.
Deferred Commissions
ASC 606 requires the deferral of the recognition of incremental costs to obtain a contract, which the Company has identified as certain of its sales commissions paid to internal sales representatives for the sale of the Company’s services. The Company amortizes deferred commissions over the expected period of benefit unless the amortization period is less than one year, in which case, the Company has elected to apply the practical expedient to expense those costs as incurred. The estimated period of benefit includes anticipated customer renewals. If the Company pays commissions on contract renewals that are commensurate with the initial commission, the amortization period is the initial contract term. If the renewal commission is not commensurate with the initial commission, commissions are deferred and subsequently amortized on a straight-line basis over the expected customer life. Prior to April 2025, the expected customer life had been estimated to be three years, based on an analysis of historical data and other qualitative factors, such as new product offerings, the seasonality of certain customer relationships and estimated useful life of the Company’s marketplace technology. In April 2025, the Company completed an assessment of the expected customer life and adjusted the expected customer life from three years to four years. This change in accounting estimate was effective beginning April 1, 2025, and resulted in an immaterial impact to the Company’s financial statements for the year ended December 31, 2025. Amortization expense is included within sales and marketing expense in the Consolidated Statements of Operations.
For the years ended December 31, 2025, 2024, and 2023, amortization expense for deferred sales commissions was $3.3 million, $5.6 million, and $5.5 million, respectively. There was no impairment to capitalized deferred commissions in the periods presented.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
Disaggregation of Revenue
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Year Ended December 31,
	2025	2024	2023
Subscription	$345,155	$369,823	$508,384
Performance-based	103,797	104,178	137,338
Total revenue	$448,952	$474,001	$645,722
Performance Obligations
No revenue was recognized during the year ended December 31, 2025 from performance obligations satisfied in previous periods. An immaterial amount of revenue was recognized during the year ended December 31, 2024 from performance obligations satisfied in previous periods. No revenue was recognized during the year ended December 31, 2023 from performance obligations satisfied in previous periods.
As of December 31, 2025, the Company did not have any material remaining performance obligations expected to be recognized in the future. Generally, any remaining performance obligations relate primarily to subscription services such as time-based job posting plans, upsell services, and resume database plans that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.

6.    Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest income	$17,996	$22,537	$19,929
Other miscellaneous income (expense), net	373	(699)	577
Other income (expense), net	$18,369	$21,838	$20,506

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
7.    Financial Instruments
Fair Value Measurements
The following table presents the Company’s financial assets measured at fair value on a recurring basis, as well as the amortized cost basis and gross unrealized gains and losses of those assets as of December 31, 2025 (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$158,093	$—	$—	$158,093	$158,093	$—
Money market mutual funds	22,336	—	—	22,336	22,336	—
U.S. treasury securities	99,553	38	—	99,591	—	99,591
Subtotal	279,982	38	—	280,020	180,429	99,591
Level 2:
Commercial paper	29,569	—	—	29,569	3,782	25,787
Corporate notes and obligations	87,221	12	(21)	87,212	3,817	83,395
Asset-backed securities	12,334	3	(1)	12,336	—	12,336
Subtotal	129,124	15	(22)	129,117	7,599	121,518
Total cash, cash equivalents, and marketable securities	$409,106	$53	$(22)	$409,137	$188,028	$221,109
As of December 31, 2024, the Company’s financial assets consisted of the following (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$176,987	$—	$—	$176,987	$176,987	$—
Money market mutual funds	18,721	—	—	18,721	18,721	—
U.S. treasury securities	149,555	73	—	149,628	—	149,628
Subtotal	345,263	73	—	345,336	195,708	149,628
Level 2:
Commercial paper	11,688	—	—	11,688	1,337	10,351
Certificates of deposit	3,987	—	—	3,987	—	3,987
Corporate notes and obligations	135,302	17	(40)	135,279	21,387	113,892
Asset-backed securities	9,585	6	—	9,591	—	9,591
Subtotal	160,562	23	(40)	160,545	22,724	137,821
Total cash, cash equivalents, and marketable securities	$505,825	$96	$(40)	$505,881	$218,432	$287,449
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
corporate notes and obligations and asset-backed securities are determined using an evaluated price based on a compilation of reported market information, such as benchmark yield curves, credit spreads and estimated default rates.
The carrying amounts of the Company’s remaining financial instruments not discussed in the above table, including accounts receivable and accounts payable, approximate fair value because of their short-term maturities, except for the Company’s senior unsecured notes due 2030 (the “Notes”) which are valued on a quarterly basis for disclosure purposes only based on quoted prices for the Notes in less active markets and categorized accordingly as Level 2 in the fair value hierarchy. The aggregate fair value of the Notes was estimated to be approximately $429.0 million as of December 31, 2025, and approximately $496.4 million as of December 31, 2024.
Certain assets, including operating leases, long-lived assets, and goodwill, are also subject to measurement at fair value on a non-recurring basis using Level 2 or Level 3 inputs, respectively, but only when they are deemed to be impaired. As of December 31, 2025 and December 31, 2024, no material impairments were identified on those assets required to be measured at fair value on a non-recurring basis.
Equity Securities
The Company’s investments in equity securities consist primarily of money market mutual funds. During the years ended December 31, 2025, 2024, and 2023, the Company recorded no material unrealized gains and losses in connection with its money market mutual funds held as of December 31, 2025.
Available-for-sale Debt Securities
The following table summarizes the fair value of the Company’s available-for-sale debt securities by contractual maturity as of December 31, 2025 (in thousands):

Due within 1 year	$210,114
Due after 1 year through 5 years	18,594
Total available-for-sale debt securities	$228,708
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025		2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	37,956	(21)	74,872	(40)
Asset-backed securities	6,411	(1)	—	—
Total available-for-sale debt securities	$44,367	$(22)	$74,872	$(40)
The Company had no available-for-sale debt securities in a continuous unrealized loss position for more than 12 months as of December 31, 2025 and 2024.
The Company did not recognize any credit losses for its available-for-sale debt securities during the years ended December 31, 2025, 2024, and 2023.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
During the year ended December 31, 2025, the Company recorded $1.0 million in proceeds related to sales of its available-for-sale debt securities. The Company recorded no material gross realized gains or gross realized losses in its Consolidated Statements of Operations as a result of those sales. During the years ended December 31, 2024 and December 31, 2023, the Company did not have any sales of its available-for-sale debt securities.

8.    Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	December 31,
	2025	2024
Computer and equipment	$3,593	$4,658
Furniture and fixtures	797	897
Leasehold improvements	5,352	8,085
	9,742	13,640
Less: Accumulated depreciation	(5,666)	(8,751)
Total property and equipment, net	$4,076	$4,889
Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $1.6 million, $2.1 million, and $2.5 million, respectively.

9.    Internal-Use Software, Net
Internal-use software consists of the following (in thousands):

	December 31,
	2025	2024
Internal-use software	$32,723	$53,096
Less: Accumulated amortization	(16,673)	(34,586)
Total internal-use software, net	$16,050	$18,510

Amortization expense for internal-use software for the years ended December 31, 2025, 2024, and 2023 was $8.9 million, $9.3 million, and $9.1 million, respectively.
Future amortization expense of the Company’s internal-use software as of December 31, 2025 is as follows for the years ending December 31, (in thousands):

2026	$7,118
2027	5,598
2028	2,682
2029	652
Total future amortization expense	$16,050

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
10.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation and benefits	$17,681	$18,415
Accrued marketing	8,242	10,956
Accrued commissions	3,061	3,913
Accrued partner expenses	1,865	1,204
Accrued refunds and customer liabilities	1,473	1,982
Other accrued expenses	4,288	7,023
Total accrued expenses	$36,610	$43,493

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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
may be netted against the Company’s total indebtedness from $100.0 million to $550.0 million for purposes of calculating the Company’s total Net Leverage Ratio under the Credit Agreement.
On April 26, 2022, the Company entered into a Third Amendment to the Credit Agreement with the administrative agent to clarify the amounts to be held with the administrative agent.
On March 28, 2023, the Company entered into a Fourth Amendment to the Credit Agreement with the administrative agent to replace the London Interbank Offered Rate (LIBOR) reference rate with the Secured Overnight Financing Rate (SOFR) reference rate. No other terms or conditions of the Credit Agreement were changed as a result of this amendment.
On July 8, 2024, the Company entered into a supplement to the Credit Agreement, which increased the aggregate revolving commitments available under the Credit Agreement from $250.0 million to $290.0 million.
The Company had no amounts outstanding under the Credit Agreement and was in compliance with the financial covenants as of December 31, 2025. The amount available under the credit facility as of December 31, 2025 was $287.7 million, which is the credit limit less letters of credit outstanding of $2.3 million.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
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
The Company accounts for the debt issuance costs incurred related to the Notes using the effective interest method, under which the debt issuance costs are amortized as interest expense until the applicable maturity date. As of December 31, 2025, the Company had a carrying amount of approximately $5.2 million of debt issuance costs related to the Notes.
For the years ended December 31, 2025, 2024, and 2023, the Company recognized $28.6 million, $28.6 million, and $28.5 million, respectively, in interest expense related to the Notes with an effective interest rate of 5.4% for all three years. Such interest expense includes $1.1 million, $1.1 million, and $1.0 million related to the amortization of debt issuance costs for the years ended December 31, 2025, 2024, and 2023, respectively.

12.    Commitments and Contingencies
Purchase Commitments
As of December 31, 2025, the Company had various noncancelable purchase commitments related to hosting service agreements. Future minimum commitments are $15.2 million for 2026, $16.0 million for 2027, $16.0 million for 2028, $16.0 million for 2029, and $13.3 million for 2030 and beyond.
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
As of December 31, 2025, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.
Non-income Taxes
The Company collects and remits sales, use, and other taxes (“non-income taxes”) relating to the sale of the Company’s services in various jurisdictions. The Company accrues non-income taxes that may result from examinations by, or any anticipated negotiated agreements with, these tax authorities when a loss is probable and reasonably estimable. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, then the reasonably possible loss is disclosed. Due to the inherent complexity and uncertainty of these matters and the judicial process in certain jurisdictions, the final outcome may be materially different from the Company’s expectations.
Restructuring
On May 31, 2023, the Company announced and committed to a restructuring plan to optimize its cost structure and drive long-term efficiency in response to the impact of macroeconomic conditions. This plan resulted in a reduction in the Company’s global workforce of approximately 20%. The Company initially recorded restructuring costs of $8.6 million during the year ended December 31, 2023 primarily related to employee severance and continuation of health benefits. Included in the $8.6 million of restructuring costs were non-cash charges of $0.3 million pertaining to fixed asset disposals incurred in conjunction with the restructuring plan. During the year ended December 31, 2023, the Company reversed $1.0 million associated with the restructuring costs liability when it was determined such costs would not need to be paid. Net restructuring costs were presented as $3.4 million in sales and marketing, $3.2 million in research and development, and $1.0 million in general and administrative expenses within the Consolidated Statements of Operations. All restructuring costs incurred during the year ended December 31, 2023 were paid out prior to December 31, 2023.

13.    Leases
The Company has various noncancelable operating leases for its offices. These existing leases have remaining lease terms ranging from 1 to 5 years. Certain lease agreements contain renewal options, termination rights, rent abatement and/or escalation clauses with renewal terms that can extend the lease term from 5 to 10 years.
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
In October 2024, the Company entered into a lease agreement for its new corporate headquarters. The lease commenced during the second quarter of 2025. At lease commencement, the Company recorded non-cash operating lease liabilities of $6.4 million arising from obtaining a right-of-use asset of $6.4 million as a result of the transaction. The lease has an initial term of 65 months expiring in October 2030, with an option to renew for one five-year period exercisable at the Company’s discretion.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The components of lease cost related to the Company’s operating leases are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$3,809	$4,546	$4,933
Short-term lease cost	52	186	189
Variable lease cost	852	1,348	1,533
Sublease income	—	—	(507)
Net lease cost	$4,713	$6,080	$6,148
The Company made cash payments for amounts included in the measurement of operating lease liabilities of $4.1 million, $5.9 million, and $6.9 million, for the years ended December 31, 2025, 2024, and 2023, respectively. Such amounts are presented net of lease incentives received of $0.1 million for the year ended December 31, 2025. For the years ended December 31, 2024 and 2023, no lease incentives were received.
Supplemental information related to the Company’s operating leases is as follows:

	December 31,
	2025	2024	2023
Weighted-average remaining lease term	4.9 years	5.0 years	5.0 years
Weighted-average incremental borrowing rate	6.1%	5.1%	5.1%
Future undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its operating lease liabilities as of December 31, 2025 are as follows (in thousands):

2026	$2,926
2027	2,910
2028	2,898
2029	2,978
2030	2,773
Thereafter	456
Total lease payments	14,941
Less: imputed interest	(2,040)
Present value of operating lease liabilities	$12,901

14.    Common Stock
Common Stock
The Company is authorized to issue a total of 1.45 billion shares consisting of 700 million shares of Class A common stock, 700 million shares of Class B common stock, and 50 million shares of preferred stock, all with a par value per share of $0.00001.
The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to twenty votes per share. The Class A and Class B common stock have the same dividend and liquidation rights. The Class B common stock converts to Class A common stock at any time at the option of the holder. Additionally, each share of Class B common stock will convert automatically into one share

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
of Class A common stock upon any transfer, except for certain transfers described in the Company’s amended and restated certificate of incorporation.

15.    Share Repurchase Program
In February 2022, the Company’s board of directors authorized the Company to repurchase up to $100.0 million of outstanding shares of its common stock pursuant to a new share repurchase program (the “Program”). Additionally, the Company’s board of directors authorized increases to the Program of $350.0 million, $100.0 million, $100.0 million, and $100.0 million in 2022, 2023, 2024, and 2025, respectively, which resulted in a total of $750.0 million of outstanding shares of its common stock authorized to be repurchased under the Program.
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
During the year ended December 31, 2025, the Company repurchased 18.9 million shares of its Class A common stock for $101.9 million under the Program, including 6.2 million shares of its Class A common stock delivered under a Rule 10b5-1 plan totaling $35.0 million, 6.3 million shares of its Class A common stock purchased in the open market totaling $35.9 million, and 6.4 million shares of its Class A common stock purchased in privately negotiated transactions with certain entities affiliated with Institutional Venture Partners totaling $31.0 million.
Approximately $121.2 million remains available for future repurchases of the Company’s common stock under the Company’s share repurchase program as of December 31, 2025.
All shares repurchased under the Program were immediately retired. Repurchased shares reduced the Company’s outstanding shares and its weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
16.    Stock-Based Compensation
Total stock-based compensation expense is recorded in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$425	$611	$660
Sales and marketing	7,974	10,647	12,537
Research and development	22,715	33,604	35,352
General and administrative	16,532	19,591	35,686
Total stock-based compensation	$47,646	$64,453	$84,235
2012 and 2014 Equity Incentive Plans
Prior to adoption of the 2021 Equity Incentive Plan (the “2021 Plan”), the Company granted awards under the 2012 Equity Incentive Plan (the “2012 Plan”) or the 2014 Equity Incentive Plan (the “2014 Plan”, and together with the “2012 Plan”, the “Prior Plans”). All awards currently are granted from the 2021 Plan. However, the Prior Plans continue to govern the terms and conditions of the outstanding awards previously granted under the 2012 Plan and the 2014 Plan.
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
In connection with the Direct Listing, all outstanding options to purchase common stock issued pursuant to the Prior Plans became options to purchase an equivalent number of shares of Class B common stock and all outstanding RSUs issued pursuant to the Prior Plans became RSUs for an equivalent number of shares of Class B common stock.
2021 Equity Incentive Plan
In April 2021, the Company adopted the 2021 Plan, which became effective on May 14, 2021 in connection with the Direct Listing. The 2021 Plan permits the grant of incentive stock options to employees and the grant of non-qualified stock options, restricted stock, restricted stock awards, RSUs, stock appreciation rights, performance units, performance shares and stock bonus awards to the Company’s employees, directors, and consultants. Under the 2021 Plan, 10.7 million shares of Class A common stock were initially reserved for issuance. The number of shares initially reserved for issuance pursuant to awards under the 2021 Plan will be increased by (i) (a) any reserved shares not issued or subject to outstanding awards granted under the Prior Plans that cease to be subject to such awards by forfeiture or otherwise after the effective date, (b) shares issued under the Prior Plans before or after the effective date pursuant to the exercise of stock options that are, after the effective date, forfeited, (c) shares issued under the Prior Plans that are repurchased by the Company at the original purchase price or are otherwise forfeited, and (d) shares that are subject to stock options or other awards under the Prior Plans that are used to pay the exercise price of a stock option or withheld to satisfy the tax withholding obligations related to any award and (ii) an annual increase on January 1st of each year beginning in 2022 through 2031, by the lesser of (a) 5% of the number of shares of all classes of the Company’s common stock issued and outstanding on December 31 immediately prior to the date of increase or (b) such number of shares determined by the board of directors. Under the 2021 Plan, as of December 31, 2025, 36.3 million shares of Class A common stock were authorized, of which 18.8 million shares of Class A common stock were available for future issuance.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
2021 Employee Stock Purchase Plan
In August 2021, the Company launched the ESPP. The ESPP provides for concurrent six-month offering and purchase periods beginning February 15 and August 15 of each year. The Company has initially reserved 1.3 million shares of its Class A common stock for issuance and sale under the ESPP. On January 1 of each of year, 2022 through 2031, the aggregate number of shares of Class A common stock reserved for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of Class A common stock and shares of preferred stock of the Company (on an as converted to common stock basis) on the immediately preceding December 31; provided that the board of directors or compensation committee may in its sole discretion reduce the amount of the increase in any particular year. As of December 31, 2025, 4.5 million shares of Class A common stock were authorized of which 3.0 million shares of Class A common stock were available for future issuance.
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
In January 2025, the compensation committee of the Company’s board of directors approved the suspension of the Company’s ESPP following the completion of the purchase of shares of its common stock for the offering period that ended February 14, 2025. As such, because there was no ongoing offering and purchase period as of December 31, 2025, there was no unrecognized stock-based compensation expense and the Company did not record any liability related to accumulated payroll deductions under the ESPP.
During the year ended December 31, 2025, 0.3 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $1.7 million. During the year ended December 31, 2024, 0.4 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $3.6 million. During the year ended December 31, 2023, 0.4 million shares of Class A common stock were purchased under the ESPP for an aggregate amount of $6.4 million. For the ESPP, the Company recorded stock-based compensation expense of $0.2 million, $1.4 million, and $2.1 million during the years ended December 31, 2025, 2024, and 2023, respectively.
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
A summary of the Company’s stock option activity under Plans for the year ended December 31, 2025 is as follows (in thousands, except weighted average information):

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	4,093	$2.37	2.6	$19,945
Granted	—	—
Exercised	(2,645)	1.13
Forfeited/Canceled	(190)	5.36
Outstanding at December 31, 2025	1,258	$4.51	2.3	$472
Exercisable at December 31, 2025	1,258	$4.51	2.3	$472
No stock options were granted by the Company during the years ended December 31, 2025, 2024, and 2023. The total intrinsic value of options exercised in 2025, 2024, and 2023 was $11.6 million, $7.9 million, and $22.2 million, respectively. This intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option. During the year ended December 31, 2025, the tax benefit realized from stock option exercises was approximately $0.1 million.
During the years ended December 31, 2025, 2024, and 2023, the Company recorded stock-based compensation expense for stock option awards of $0.1 million, $0.7 million, and $1.1 million, respectively, under the Plans. As of December 31, 2025, the Company has no remaining unvested stock options and no remaining stock-based compensation expense for its stock options.
Restricted Stock Units
The Company has granted RSUs to certain employees and directors of the Company. RSUs granted are subject to time-based service conditions and generally vest over a period of four years from the grant date. For all RSUs, excluding the CEO Performance Award discussed below, the Company recorded stock-based compensation expense of $47.3 million, $62.4 million, and $67.7 million during the years ended December 31, 2025, 2024, and 2023, respectively.
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
On December 21, 2023, the Company entered into the Cancellation Agreement with the CEO, which provided for the cancellation of the 1.4 million market-based RSUs included in the CEO Performance Award. As of the date of the Cancellation Agreement, none of the stock price targets set forth in the CEO Performance Award had been met so that all of the RSUs were unvested. The cancellation resulted in an acceleration of unrecognized stock-based compensation expense from future periods into the fourth quarter of 2023. Accordingly, a $7.5 million one-time non-cash expense was recorded in the year ended December 31, 2023 in general and administrative expenses within the Company’s Consolidated Statements of Operations. During the year ended December 31, 2023, the Company recorded stock-based compensation expense of $13.3 million related to the CEO Performance Award.
A summary of the Company’s RSU activity for the year ended December 31, 2025 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	7,014	$14.85
Granted	4,581	5.46
Vested	(3,664)	13.61
Forfeited/Canceled	(1,374)	13.62
Unvested at December 31, 2025	6,557	$9.23
The weighted-average grant date fair value per share of RSUs granted for the years ended December 31, 2025, 2024, and 2023 were $5.46, $11.41, and $20.03, respectively. The total fair value of RSUs vested during the years ended December 31, 2025, 2024, and 2023 was $19.7 million, $36.3 million, and $47.1 million, respectively.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
As of December 31, 2025, total unrecognized stock-based compensation expense for unvested RSUs was $57.9 million, which is expected to be recognized over a weighted average period of 1.2 years. The Company had no outstanding performance-based RSUs as of December 31, 2025.

17.    Income Taxes
The following are domestic and foreign components of the Company’s income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(31,096)	$(5,205)	$67,643
Foreign	478	(1,292)	2,907
Income (loss) before income taxes	$(30,618)	$(6,497)	$70,550
The components of the Company's income tax expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$305	$17,461	$30,124
State and local	1,940	3,448	8,498
Foreign	1,974	1,250	801
Total current income tax expense	4,219	22,159	39,423
Deferred:
Federal	(1,561)	(15,054)	(14,866)
State and local	(707)	(2,126)	(2,414)
Foreign	425	1,378	(691)
Total deferred income tax benefit	(1,843)	(15,802)	(17,971)
Total income tax expense	$2,376	$6,357	$21,452

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
A reconciliation of the income taxes computed at the U.S. federal statutory tax rate of 21% to the income tax expense for the year ended December 31, 2025 subsequent to the adoption of ASU 2023-09 is as follows (in thousands):
See Note 2 for further information on the Company’s prospective adoption of ASU 2023-09.

	Year Ended December 31,
	2025
	$	%
U.S. federal statutory income tax rate	$(6,435)	21.0%
State and local income taxes, net of federal income tax effect (1)	113	(0.4)
Foreign tax effects
Israel
Tax audit adjustments	(357)	1.2
Stock-based compensation	1,140	(3.7)
Change in valuation allowance	1,616	(5.3)
Other	127	(0.4)
United Kingdom
Deferred tax adjustment	1,943	(6.3)
Change in valuation allowance	(1,943)	6.3
Other	154	(0.5)
Other foreign	398	(1.3)
Effects of cross-border tax laws
Foreign derived intangible income deduction	398	(1.3)
Other	(19)	0.1
Tax credits
Research & development credits	(3,742)	12.2
Non-taxable or non-deductible items
Stock-based compensation	3,859	(12.6)
Officers compensation limitation	2,291	(7.5)
Other non-deductible expenses	949	(3.1)
Changes in unrecognized tax benefits	2,304	(7.5)
Other	(420)	1.3
Income tax expense	$2,376	(7.8)%
____________
(1) State taxes in California, Illinois, New Hampshire, New Jersey, and New York made up the majority (greater than 50%) of the tax effect in this category.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements

A reconciliation of the income taxes computed at the U.S. federal statutory tax rate of 21% to the income tax expense for the years ended December 31, 2024 and 2023 prior to the adoption of ASU 2023-09, and as previously disclosed in prior years, is as follows (in thousands):

	Year Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	$(1,380)	$14,816
State and local income taxes, net of federal benefit	1,669	5,002
Foreign derived intangible income deduction	(645)	(1,110)
Foreign rate differential	(21)	(1,872)
Stock-based compensation	6,266	7,931
Officers compensation limitation	1,322	2,356
Non-deductible expenses	974	909
Tax credits	(6,635)	(9,189)
Uncertain tax positions	793	1,449
Change in valuation allowance	3,519	2,282
Return to provision	(154)	(1,532)
Other	649	410
Income tax expense	$6,357	$21,452
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

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements

The components of deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred income tax assets:
Net operating loss carryforwards	$41,104	$2,659
Stock-based compensation	2,772	3,517
Accrued expenses	6,476	5,225
Tax credit carryforwards	21,093	17,421
Capitalized development	26,451	65,678
Operating lease liabilities	3,298	2,281
Total deferred tax assets	101,194	96,781
Less valuation allowance	(20,215)	(18,792)
Net deferred tax assets	80,979	77,989
Deferred tax liabilities:
Property and equipment	(522)	(357)
Operating lease right-of-use assets	(2,477)	(1,502)
Intangible assets and goodwill	(1,226)	(1,337)
Unremitted earnings of foreign subsidiaries	(1,260)	(1,047)
Deferred commissions	(1,715)	(1,823)
Other	(131)	(118)
Total deferred tax liabilities	(7,331)	(6,184)
Total net deferred tax assets	$73,648	$71,805
The Company regularly assesses the need for a valuation allowance against its deferred tax assets as prescribed by ASC 740, Income Taxes. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, which includes historical operating performance and the Company’s ability to generate sufficient taxable income in the future, whether it is more likely than not that some or all the deferred tax assets will not be realized. During the year ended December 31, 2025, the Company continued to maintain a valuation allowance against the deferred tax asset associated with carried forward California Research and Development Credits as the Company believes that it is more likely than not that it will not generate sufficient California sourced taxable income in future years to utilize that deferred tax asset and additionally established a valuation allowance against certain deferred tax assets of foreign entities. These valuation allowances totaled $20.2 million and $18.8 million as of December 31, 2025 and 2024, respectively.

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
The change in the valuation allowance was comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Valuation allowance, at beginning of year	$18,792	$14,935	$12,748
Increase in valuation allowance recorded through earnings	3,366	3,520	2,281
Decrease in valuation allowance recorded through earnings	(1,943)	—	—
Increase in valuation allowance recorded through purchase accounting	—	337	—
Decrease in valuation allowance recorded through other comprehensive income	—	—	(94)
Valuation allowance, at end of year	$20,215	$18,792	$14,935
As of December 31, 2025, the Company had $179.8 million gross U.S. federal operating loss carryforwards, $57.8 million of gross state operating loss carryforwards, and no gross foreign operating loss carryforwards. The gross state operating loss carryforwards as of December 31, 2025 will expire at various dates beginning in the year ending December 31, 2030, if not utilized, while the U.S. federal operating losses do not expire. As of December 31, 2024, the Company had no gross U.S. federal operating loss carryforwards, $5.3 million of gross state operating loss carryforwards, and $9.7 million of gross foreign operating loss carryforwards. Additionally, as of December 31, 2025, the Company had U.S. federal credit carryforwards of $2.6 million. The Company had no U.S. federal credit carryforwards as of December 31, 2024. As of December 31, 2025 and 2024, the Company had state credit carryforwards of $29.1 million and $26.4 million, respectively. These amounts differ from the listing of deferred taxes above due to the federal detriment of state benefits, and unrecognized tax benefits recorded against the deferred tax. The federal credit carryforwards expire in 2045 while the majority of gross state credit carryforwards are not subject to expiration.
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
The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefit, beginning of year:	$26,787	$24,330	$17,077
Gross increases - tax positions in prior year	563	1,075	3,912
Gross increases - tax positions in current year	1,881	2,056	3,341
Gross decreases - tax positions in prior year	(666)	(674)	—
Gross decreases - settlements in current year	(640)	—	—
Unrecognized tax benefit, end of year	$27,925	$26,787	$24,330
For the years ended December 31, 2025 and 2024, the Company had gross unrecognized tax benefits of $27.9 million and $26.8 million, respectively. If recognized, $25.8 million, or $17.8 million net of existing valuation allowances, of unrecognized tax benefits would impact the Company’s effective tax rate. The Company has accrued $2.1 million and $0.9 million of interest and penalties related to unrecognized tax benefits reflected in the consolidated financial statements during the years ended December 31, 2025 and 2024, respectively. The Company did not accrue interest and penalties related to

ZipRecruiter, Inc.
Notes to the Consolidated Financial Statements
unrecognized tax benefits reflected in the consolidated financial statements during the year ended December 31, 2023.
In the normal course of business, the Company is subject to taxation in and is regularly audited by federal, state, and foreign tax authorities. Due to the Company’s historic net operating loss and tax credit carryforwards, the Company’s domestic income tax returns are open to examination by the Internal Revenue Service beginning with tax year 2013 and by state taxing authorities beginning with tax year 2014. As of December 31, 2025, the Company is undergoing routine tax examinations in various state and foreign taxing jurisdictions in which the Company has operated. These examinations cover various tax years and are in various stages of finalization. The Company believes that any income taxes ultimately assessed by any taxing authorities will not materially exceed amounts for which the Company has already provided.
On July 4, 2025, the U.S. enacted H.R. 1, commonly known as the One Big Beautiful Bill Act, which contains several provisions related to corporate taxes, including modifications to the capitalization of domestic research and development expenses. These modifications were included in the Company’s income tax provision for the year ended December 31, 2025. The result of their inclusion was a decrease in both the Company’s deferred tax assets for capitalized development and current taxes payable and an increase in deferred tax assets for net operating loss carryforwards. The new legislation did not have a material impact on the Company’s effective tax rate for the year ended December 31, 2025.
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
As of December 31, 2025, the Company does not consider the available cash balances related to undistributed earnings of its foreign subsidiaries to be indefinitely reinvested.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework). Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2025, the following individual(s) serving as a director and/or an officer (as defined in Rule 16a-1(f) of the Exchange Act) of our company adopted or terminated a trading plan for the purchase or sale of our securities as described in Item 408 of Regulation S-K. The material terms of these plans, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the “Rule 10b5-1 Plans”), are as follows:
•On December 11, 2025, Ryan Sakamoto, our Executive Vice President, Chief Legal Officer, adopted a Rule 10b5-1 Plan for the potential sale of up to 68,777 shares of common stock. The plan’s expiration date is June 30, 2027.
•On December 11, 2025, David Travers, our President, adopted a Rule 10b5-1 Plan for the potential sale of up to 486,871 shares of common stock. The plan’s expiration date is June 30,

2027. In addition, on December 20, 2025, Mr. Travers terminated a Rule 10b5-1 Plan for the potential sale of up to 423,290 shares of common stock. The plan’s expiration date was December 31, 2025.
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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders under the captions “Proposal No. 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Delinquent Section 16(a) Reports,” to be filed with the SEC within 120 days after the end of calendar year 2025 pursuant to Regulation 14A, which information is incorporated herein by this reference.
We have adopted an Insider Trading Policy applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by Item 11 will be included in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders under the captions “Executive Officers,” “Corporate Governance,” “Compensation Discussion and Analysis,” and “Director Compensation,” to be filed with the SEC within 120 days after the end of calendar year 2025 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Incentive Arrangements,” to be filed with the SEC within 120 days after the end of calendar year 2025 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders under the captions “Certain Relationships” and “Corporate Governance,” to be filed with the SEC within 120 days after the end of calendar year 2025 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees and Other Matters,” to be filed with the SEC within 120 days after the end of calendar year 2025 pursuant to Regulation 14A, which information is incorporated herein by this reference.

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
(3) Exhibits:

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation, as amended.	10-Q	001-40406	3.1	8/07/2024
3.2	Amended and Restated Bylaws.	8-K	001-40406	3.1	4/27/2023
4.1	Form of Class A common stock certificate.	S-1	333-255488	4.1	4/23/2021
4.2	Form of Class B common stock certificate.	S-8	333-256155	4.6	5/14/2021
4.3	Amended and Restated Investors’ Rights Agreement, dated April 22, 2021, by and between ZipRecruiter, Inc. and certain security holders.	S-1	333-255488	4.2	4/23/2021
4.4	Indenture, dated as of January 12, 2022, among ZipRecruiter, Inc. and Computershare Trust Company, N.A., as trustee.	8-K	001-40406	4.1	1/12/2022
4.5	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.4).	8-K	001-40406	4.2	1/12/2022
4.6	Description of Registered Securities.	10-K	001-40406	4.6	3/03/2022
10.1*	Form of Indemnification Agreement by and between ZipRecruiter, Inc. and each of its directors and executive officers.					X
10.2*	2014 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-255488	10.3	4/23/2021
10.3*	2021 Equity Incentive Plan and the forms of award agreements thereunder.	S-8	333-256155	4.9	5/14/2021
10.4*	2021 Employee Stock Purchase Plan.	S-1	333-255488	10.5	4/23/2021
10.5*	Offer Letter by and between ZipRecruiter, Inc. and Ian Siegel, dated April 22, 2021.	S-1	333-255488	10.6	4/23/2021
10.6*	Letter Agreement, effective as of December 15, 2021, by and between ZipRecruiter, Inc. and Tim Yarbrough.	10-K	001-40406	10.7	2/27/2023

10.7*	Offer Letter by and between ZipRecruiter, Inc. and Boris Shimanovsky, dated April 22, 2021.	S-1	333-255488	10.7	4/23/2021
10.8*	Form of Change in Control and Severance Agreement.	S-1	333-255488	10.9	4/23/2021
10.9*	Letter Agreement, dated April 22, 2021, by and between ZipRecruiter, Inc. and Ian Siegel.	S-1	333-255488	10.22	4/23/2021
10.10	Credit Agreement, dated April 30, 2021, by and among ZipRecruiter, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	S-1	333-255488	10.23	4/23/2021
10.11	Amendment No. 1 to Credit Agreement, dated November 19, 2021, by and among ZipRecruiter, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	001-40406	10.25	3/03/2022
10.12	Amendment No. 2 to Credit Agreement, dated January 10, 2022, by and among ZipRecruiter, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-40406	10.1	1/12/2022
10.13*	2021 Employee Stock Purchase Plan Sub-Plan for Israeli Participants.	8-K	001-40406	99.1	9/22/2021
10.14*	Letter Agreement, effective as of December 15, 2021, by and between ZipRecruiter, Inc. and Amy Garefis.	10-K	001-40406	10.8	2/27/2023
10.15*	Letter Agreement, dated December 15, 2021, by and between ZipRecruiter, Inc. and David Travers.	10-K	001-40406	10.29	3/03/2022
10.16*	Annual Executive Incentive Plan.	10-K	001-40406	10.30	3/03/2022
10.17	Amendment No. 3 to Credit Agreement, dated April 26, 2022, by and among ZipRecruiter, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-40406	10.1	8/15/2022
10.18	Amendment No. 4 to Credit Agreement, dated March 28, 2023, by and among ZipRecruiter, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-40406	10.1	5/09/2023
10.19	Restricted Stock Unit Cancellation Agreement, dated December 21, 2023, between ZipRecruiter, Inc. and Ian Siegel.	8-K	001-40406	10.1	12/21/2023
10.20	Augmenting Lender Supplement, dated as of July 8, 2024, by and among ZipRecruiter, Inc., Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-40406	10.1	8/07/2024
10.21	Office Lease, dated as of October 15, 2024, between SMBP LLC and ZipRecruiter, Inc.	10-Q	001-40406	10.2	11/06/2024

19.1	ZipRecruiter, Inc. Insider Trading Policy.	10-K	001-40406	19.1	2/25/2025
21.1	Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97*	ZipRecruiter, Inc. Compensation Recovery Policy.	10-K	001-40406	97	2/28/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.					X
* Management contract or compensatory plan or arrangement.
† Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on February 25, 2026.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Ryan Sakamoto, Timothy Yarbrough and David Travers, jointly and severally, his or her attorneys-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ian Siegel	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
Ian Siegel

/s/ Timothy Yarbrough	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Timothy Yarbrough

/s/ Lora Bartolome	Senior Vice President, Accounting and Controller (Principal Accounting Officer)	February 25, 2026
Lora Bartolome

/s/ Brie Carere	Director	February 25, 2026
Brie Carere

/s/ Mike Gupta	Director	February 25, 2026
Mike Gupta

/s/ Cipora Herman	Director	February 25, 2026
Cipora Herman

/s/ Blake Irving	Director	February 25, 2026
Blake Irving

/s/ Emily McEvilly	Director	February 25, 2026
Emily McEvilly

/s/ Jennifer Saenz	Director	February 25, 2026
Jennifer Saenz