Form 10-Q
period 2026-03-31
ZIPRECRUITER, INC.
filed 2026-05-07
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 68,493,064 shares of Class A common stock outstanding and 13,029,486 shares of Class B common stock outstanding as of April 30, 2026.

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in research and development, sales and marketing, and general and administrative expenses (including any components of the foregoing), and our ability to achieve and/or maintain future profitability;
•effects of a variety of global business and macroeconomic factors that affect our business, the employment market, and the economy in general, including inflationary pressures, a volatile interest rate environment, elevated borrowing costs, cybersecurity incidents, changes in laws, regulations and administrative policy, including those that impact trade agreements and tariffs, and the impacts of the wars in Ukraine and the Middle East;
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
•Our marketplace functions on software that is highly technical and complex and if it fails to perform properly, our reputation could be adversely affected and our market share could decline.
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZipRecruiter, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$250,976	$188,028
Marketable securities	142,507	221,109
Accounts receivable, net of allowances of $2,285 and $2,031 at March 31, 2026 and December 31, 2025, respectively	23,884	25,666
Prepaid expenses and other assets	11,208	11,097
Deferred commissions, current portion	2,917	2,951
Total current assets	431,492	448,851
Property and equipment, net	3,928	4,076
Operating lease right-of-use assets	9,241	9,715
Internal-use software, net	15,513	16,050
Deferred commissions, net of current portion	3,469	3,770
Intangible assets, net	2,883	3,369
Goodwill	8,518	8,518
Deferred tax assets, net	76,067	75,192
Other assets	137	202
Total assets	$551,248	$569,743

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$8,365	$9,115
Accrued expenses	31,879	36,610
Accrued interest	6,021	12,864
Deferred revenue	10,616	9,731
Operating lease liabilities, current portion	2,247	2,213
Other current liabilities	190	363
Total current liabilities	59,318	70,896
Operating lease liabilities, net of current portion	10,057	10,688
Long-term borrowings, net	545,072	544,780
Other long-term liabilities	20,565	20,580
Total liabilities	635,012	646,944
Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of March 31, 2026 and December 31, 2025; 68,493 and 71,372 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Class B convertible common stock, $0.00001 par value; 700,000 shares authorized as of March 31, 2026 and December 31, 2025; 13,225 shares issued and 13,030 shares outstanding as of March 31, 2026 and December 31, 2025	—	—
Class B treasury stock, 195 shares outstanding as of March 31, 2026 and December 31, 2025	(644)	(644)
Additional paid-in capital	—	—
Accumulated deficit	(83,091)	(76,590)
Accumulated other comprehensive income (loss)	(30)	32
Total stockholders' deficit	(83,764)	(77,201)
Total liabilities and stockholders' deficit	$551,248	$569,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$107,547	$110,065
Cost of revenue	11,974	11,655
Gross profit	95,573	98,410
Operating expenses
Sales and marketing	55,009	58,468
Research and development	26,081	33,266
General and administrative	16,031	18,345
Total operating expenses	97,121	110,079
Loss from operations	(1,548)	(11,669)
Other income (expense)
Interest expense	(7,446)	(7,392)
Other income (expense), net	3,420	5,355
Total other income (expense), net	(4,026)	(2,037)
Loss before income taxes	(5,574)	(13,706)
Income tax benefit	(836)	(875)
Net loss	(4,738)	(12,831)
Net loss per share:
Basic and diluted	$(0.06)	$(0.13)
Weighted average shares used in computing net loss per share:
Basic and diluted	83,670	98,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(4,738)	$(12,831)
Other comprehensive loss, net of tax:
Change in unrealized losses on available-for-sale debt securities	(62)	(72)
Total other comprehensive loss	(62)	(72)
Total comprehensive loss	$(4,800)	$(12,903)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands)
(unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	71,372	$1	13,225	$—	(195)	$(644)	$—	$(76,590)	$32	$(77,201)
Conversion of Class B stock to Class A stock	144	—	(144)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	6	—	144	—	—	—	301	—	—	301
Issuance of common stock upon the vesting and settlement of RSUs	842	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	8,617	—	—	8,617
Shares withheld related to net share settlement	(376)	—	—	—	—	—	(1,066)	—	—	(1,066)
Repurchase and retirement of common stock	(3,495)	—	—	—	—	—	(7,852)	(1,681)	—	(9,533)
Share repurchase excise tax	—	—	—	—	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	—	—	—	(4,738)	—	(4,738)
Other comprehensive loss	—	—	—	—	—	—	—	—	(62)	(62)
Balance as of March 31, 2026	68,493	$1	13,225	$—	(195)	$(644)	$—	$(83,091)	$(30)	$(83,764)

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

ZipRecruiter, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(4,738)	$(12,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,370	14,627
Depreciation and amortization	2,878	2,976
Provision for bad debts	340	298
Deferred income taxes	(875)	(4,607)
Non-cash lease expense	474	1,047
Amortization and accretion of marketable securities	(1,130)	(2,256)
Other	780	725
Change in operating assets and liabilities:
Accounts receivable	1,442	(1,653)
Prepaid expenses and other assets	(111)	72
Deferred commissions	335	537
Other assets	737	435
Accounts payable	(733)	(1,718)
Accrued expenses and other liabilities	(4,684)	(148)
Accrued interest	(6,843)	(6,881)
Deferred revenue	870	891
Operating lease liabilities	(597)	(1,428)
Net cash used in operating activities	(3,485)	(9,914)
Cash flows from investing activities
Purchases of property and equipment	(140)	(295)
Capitalized internal-use software costs	(2,063)	(2,619)
Purchases of marketable securities	(62,905)	(146,657)
Sales of marketable securities	1,301	983
Paydowns, maturities, and redemptions of marketable securities	140,538	187,642
Net cash provided by investing activities	76,731	39,054
Cash flows from financing activities
Repurchase of common stock	(9,533)	(27,475)
Proceeds from exercise of stock options	301	1,516
Payments of tax withholdings on net settlement of equity awards	(1,066)	(2,201)
Proceeds from issuance of stock under employee stock purchase plan	—	1,665
Net cash used in financing activities	(10,298)	(26,495)
Net increase in cash and cash equivalents	62,948	2,645
Cash and cash equivalents
Beginning of period	188,028	218,432
End of period	$250,976	$221,077
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
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). The condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements.
In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the condensed consolidated financial statements.
There have been no changes in the Company’s accounting policies from those disclosed in the Company’s audited consolidated financial statements and the related notes included in the 2025 Form 10-K.
The operating results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026 or any future period.
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
The Company classifies and accounts for its debt securities as available-for-sale, and it carries such securities at fair value with unrealized gains and losses reported net of tax as a separate component of stockholders' deficit in accumulated other comprehensive income (loss). During both the three months

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
ended March 31, 2026 and 2025, in connection with its available-for-sale debt securities, the Company recorded pre-tax unrealized losses of $0.1 million in other comprehensive loss with no associated tax expense.
The Company determines any realized gains and losses on the sale of its available-for-sale debt securities using a specific identification method, and it records such gains and losses through other income (expense), net in its condensed consolidated statements of operations. During the three months ended March 31, 2026, the Company recorded $1.3 million in proceeds related to sales of its available-for-sale debt securities and no material gross realized gains or gross realized losses as a result of such sales. Such securities were purchased during the three months ended March 31, 2026, and consequently, the Company did not reclassify any amounts out of beginning accumulated other comprehensive income (loss) into other income (expense), net in the condensed consolidated statements of operations. During the three months ended March 31, 2025, the Company recorded $1.0 million in proceeds related to sales of its available-for-sale debt securities and no material gross realized gains or gross realized losses as a result of such sales. Such securities were purchased during the three months ended March 31, 2025, and consequently, the Company did not reclassify any amounts out of beginning accumulated other comprehensive income (loss) into other income (expense), net in the condensed consolidated statements of operations.
Segments and Geographic Information
The Company operates as a single operating segment. The Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer (the “CEO”), regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources.
The accounting policies of the Company’s single operating segment are the same as those described in the summary of significant accounting policies in Note 2 within the 2025 Form 10-K. The CODM uses net income (loss) as reported within the Company’s condensed consolidated statements of operations as the primary measure of profit or loss for purposes of assessing performance for the Company’s single operating segment and determining how to allocate resources into the Company’s single operating segment or into other parts of the entity, such as for acquisitions. Additionally, net income (loss) is used to monitor budget versus actual results to assess the performance of the segment. All cost and expense line items reported within the Company’s condensed consolidated statements of operations, as well as marketing and advertising expense, depreciation and amortization, and stock-based compensation expense, are significant.
The Company has disclosed amounts related to marketing and advertising expense within the table below in this Note 2, depreciation and amortization within the condensed consolidated statements of cash flows and stock-based compensation expense within Note 10. Additionally, the CODM does not evaluate operating segments using asset information.
Sales and marketing costs are expensed as incurred, and consist of the following:

	Three Months Ended March 31,
	2026	2025
Marketing and advertising	$32,527	$31,377
Other sales and marketing	22,482	27,091
Total sales and marketing	$55,009	$58,468
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company allocates a portion of overhead costs, such as rent, IT costs, supplies, and depreciation and amortization, to other sales and marketing expense based on headcount.
Revenue is attributed to geographic regions based on locations where services are provided to the Company’s customers. Foreign countries outside of the United States, in aggregate, accounted for less than 2% of the Company’s revenue for each of the three months ended March 31, 2026 and 2025. In addition, long-lived assets outside of the United States were not material as of March 31, 2026 and December 31, 2025.
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
One customer accounted for 14% of the Company’s outstanding accounts receivable as of both March 31, 2026 and December 31, 2025. One additional customer accounted for 11% and 16% of the Company’s outstanding accounts receivable as of March 31, 2026 and December 31, 2025, respectively. The Company closely monitors the financial conditions of the foregoing customers, which have been in good credit standing. No other customer individually accounted for 10% or more of the Company’s outstanding accounts receivable as of March 31, 2026 and December 31, 2025. As such, the Company does not consider the concentration of its accounts receivable to be a material risk. For the three months ended March 31, 2026 and 2025, there were no customers that individually represented 10% or more of revenue.
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
prospective, modified, or retrospective basis. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of this update on its consolidated financial statements.

3.    Net Loss Per Share
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss per share, basic and diluted:
Net loss	$(4,738)	$(12,831)
Weighted average shares of Class A and Class B common stock outstanding	83,670	98,066
Net loss per share, basic and diluted	$(0.06)	$(0.13)
The weighted average number of potentially dilutive common stock equivalents of 8.3 million and 11.6 million were excluded from the computation of diluted net loss per share during the three months ended March 31, 2026 and 2025, respectively, because their inclusion would have been anti-dilutive.

4.    Revenue Information
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Three Months Ended March 31,
	2026	2025
Subscription	$81,567	$85,365
Performance-based	25,980	24,700
Total revenue	$107,547	$110,065
The Company recognized $9.2 million and $10.2 million of revenue during the three months ended March 31, 2026 and 2025, respectively, that was included in the deferred revenue balances as of December 31, 2025 and 2024, respectively.
As of March 31, 2026 and December 31, 2025, the Company had no contract assets.
Performance Obligations
No revenue was recognized during the three months ended March 31, 2026 and March 31, 2025 from performance obligations satisfied in previous periods.
As of March 31, 2026, the Company did not have any material remaining performance obligations expected to be recognized in the future. Generally, any remaining performance obligations relate primarily to subscription services such as time-based job posting plans, upsell services, and resume database plans that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.    Financial Instruments
Fair Value Measurements
The following table presents the Company’s financial assets measured at fair value on a recurring basis, as well as the amortized cost basis and gross unrealized gains and losses of those assets as of March 31, 2026 (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Cash	$140,141	$—	$—	$140,141	$140,141	$—
Money market mutual funds	110,235	—	—	110,235	110,235	—
U.S. treasury securities	69,369	1	(9)	69,361	—	69,361
Subtotal	319,745	1	(9)	319,737	250,376	69,361
Level 2:
Commercial paper	26,432	—	—	26,432	600	25,832
Certificates of deposit	1,519	—	—	1,519	—	1,519
Corporate notes and obligations	34,568	—	(21)	34,547	—	34,547
Asset-backed securities	11,250	—	(2)	11,248	—	11,248
Subtotal	73,769	—	(23)	73,746	600	73,146
Total cash, cash equivalents, and marketable securities	$393,514	$1	$(32)	$393,483	$250,976	$142,507

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of December 31, 2025, the Company’s financial assets consisted of the following (in thousands):

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
The carrying amounts of the Company’s remaining financial instruments not discussed in the above table, including accounts receivable and accounts payable, approximate fair value because of their short-term maturities, except for the Company’s senior unsecured notes due 2030 (the “Notes”) which are valued on a quarterly basis for disclosure purposes only based on quoted prices for the Notes in less active markets and categorized accordingly as Level 2 in the fair value hierarchy. The aggregate fair value of the Notes was estimated to be approximately $321.8 million as of March 31, 2026 and approximately $429.0 million as of December 31, 2025.
Equity Securities
The Company’s investments in equity securities consist primarily of money market mutual funds. During the three months ended March 31, 2026 and 2025, the Company recorded no unrealized gains or losses in connection with its money market mutual funds held as of March 31, 2026.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Available-for-sale Debt Securities
The following table summarizes the fair value of the Company’s available-for-sale debt securities by contractual maturity as of March 31, 2026 (in thousands):

Due within 1 year	$137,572
Due after 1 year through 5 years	5,535
Total available-for-sale debt securities	$143,107
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$33,540	$(21)	$37,956	$(21)
Asset-backed securities	10,609	(2)	6,411	(1)
U.S. treasury securities	41,293	(9)	—	—
Total available-for-sale debt securities	$85,442	$(32)	$44,367	$(22)
The Company had no available-for-sale debt securities in a continuous unrealized loss position for more than 12 months as of March 31, 2026 or December 31, 2025.
The Company did not recognize any credit losses for its available-for-sale debt securities during the three months ended March 31, 2026 and 2025. The Company had no ending allowance balances for credit losses as of March 31, 2026 or December 31, 2025.
During the three months ended March 31, 2026 and 2025, the Company recorded $1.3 million and $1.0 million in proceeds related to sales of its available-for-sale debt securities, respectively. The Company recorded no material gross realized gains or gross realized losses in its condensed consolidated statements of operations as a result of such sales.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued compensation and benefits	$8,700	$17,681
Accrued marketing	12,946	8,242
Accrued commissions	3,149	3,061
Accrued partner expenses	1,639	1,865
Accrued refunds and customer liabilities	1,544	1,473
Other accrued expenses	3,901	4,288
Total accrued expenses	$31,879	$36,610

7.    Debt
Credit Facility
In April 2021, the Company entered into a $250.0 million credit facility agreement with a syndicate of banks. In July 2024, the Company entered into a supplement to the credit facility agreement, which increased the aggregate revolving commitments available under the credit facility from $250.0 million to $290.0 million. The credit facility has a maturity date of April 30, 2026. The Company had no amounts outstanding under its credit facility and was in compliance with the financial covenants as of March 31, 2026. The amount available under the credit facility as of March 31, 2026 was $287.7 million, which is the credit limit less letters of credit outstanding of $2.3 million.
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
The Company includes its Notes, net of debt issuance costs, within long-term borrowings in its condensed consolidated balance sheets. As of March 31, 2026, the Company had a carrying amount of approximately $4.9 million of debt issuance costs related to the Notes.
For both the three months ended March 31, 2026 and 2025, the Company recognized $7.2 million in interest expense related to the Notes. Such interest expense includes $0.3 million related to the amortization of debt issuance costs for both the three months ended March 31, 2026 and 2025. The Notes had an effective interest rate of 5.4% for all periods.

8.    Commitments and Contingencies
Legal Matters
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability. However, if the Company determines that a

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
contingent loss is reasonably possible and the loss or range of loss can be estimated, the Company will disclose the possible loss in the condensed consolidated financial statements. Legal costs relating to loss contingencies are expensed as incurred.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of March 31, 2026, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.

9.    Share Repurchase Program
The Company’s board of directors has authorized the Company to repurchase up to $750.0 million of outstanding shares of its common stock pursuant to a share repurchase program (the “Program”). Under the Program, the Company may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The Program does not obligate the Company to repurchase shares of common stock. There is no minimum or maximum number of shares to be repurchased under the Program.
During the three months ended March 31, 2026, the Company repurchased 3.5 million shares of its Class A common stock for an aggregate purchase price of $9.4 million under the Program through open market purchases.
Approximately $111.8 million remains available for future repurchases of common stock under the Program as of March 31, 2026.
All shares repurchased under the Program were immediately retired. Repurchased shares reduced the Company’s outstanding shares and its weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10.    Stock-Based Compensation
Total stock-based compensation expense is recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$66	$128
Sales and marketing	1,414	2,429
Research and development	3,604	7,448
General and administrative	3,286	4,622
Total stock-based compensation	$8,370	$14,627
Equity Incentive Plan
Under the Company’s 2021 Equity Incentive Plan, as of March 31, 2026, 49.9 million shares of Class A common stock were authorized, of which 29.9 million shares of Class A common stock were available for future issuance. The number of shares reserved for issuance was increased in January 2026 pursuant to the evergreen provisions set forth in the 2021 Equity Incentive Plan.
Restricted Stock Units
For all restricted stock units (“RSUs”), the Company recorded stock-based compensation expense of $8.6 million and $14.8 million during the three months ended March 31, 2026 and 2025, respectively.
A summary of the Company’s RSU activity for the three months ended March 31, 2026 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2025	6,557	$9.23
Granted	2,990	1.58
Vested	(842)	9.93
Forfeited/Canceled	(473)	9.85
Unvested at March 31, 2026	8,232	$6.35
As of March 31, 2026, total unrecognized stock-based compensation expense for unvested RSUs was $49.4 million, which is expected to be recognized over a weighted average period of 1.2 years.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11.    Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The income tax benefit, effective tax rates, and statutory federal income tax rates for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025
Income tax benefit	$(836)	$(875)
Effective tax rate	15.0%	6.4%
Statutory federal income tax rate	21%	21%

The effective tax rate for the three months ended March 31, 2026 differed from the U.S. federal statutory tax rate of 21% primarily due to tax detriments relating to the settlement of RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, and state taxes, partially offset by net tax benefits from research and development tax credits.
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

12.    Subsequent Events
The Company’s credit facility expired on its maturity date of April 30, 2026, and the Company elected not to renew it. At the time of expiration, there were no outstanding borrowings under the credit facility. Letters of credit previously issued against the credit facility remain outstanding and are cash collateralized by a $2.3 million restricted deposit. For more information on the credit facility, please see Note 11 – Debt to the Company’s audited consolidated financial statements in the 2025 Form 10-K.

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
For the three months ended March 31, 2026, our revenue was $107.5 million and we had a net loss of $4.7 million and Adjusted EBITDA of $9.7 million. For the three months ended March 31, 2025, our revenue was $110.1 million, and we had a net loss of $12.8 million and Adjusted EBITDA of $5.9 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income (loss) to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”
KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026
Quarterly Paid Employers	63,466	66,302	66,959	59,104	63,329
Revenue per Paid Employer	$1,734	$1,693	$1,717	$1,889	$1,698

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percentages)
Adjusted EBITDA	$9,700	$5,934
Adjusted EBITDA margin	9%	5%
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
In the quarter ended March 31, 2026, Quarterly Paid Employers increased 7% when compared to the quarter ended December 31, 2025. Despite the continued uncertainty in the labor market, our marketing and advertising investments and our continued product improvements drove more new and returning paid employers to our platform, increasing the number of Quarterly Paid Employers in our marketplace in the first quarter of 2026, following the holiday slowdown.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the quarter ended March 31, 2026, Revenue per Paid Employer decreased when compared to the quarter ended December 31, 2025. While we believe our products and services continued to improve and offered more value for employers of all sizes, we saw a sequential decline in Revenue per Paid Employer consistent with historical seasonality as new and returning Paid Employers ramped up hiring over the course of the quarter ended March 31, 2026, following the holiday slowdown.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net loss	$(4,738)	$(12,831)
Stock-based compensation	8,370	14,627
Depreciation and amortization	2,878	2,976
Interest expense	7,446	7,392
Other (income) expense, net	(3,420)	(5,355)
Income tax benefit	(836)	(875)
Adjusted EBITDA	$9,700	$5,934
The following tables present net loss margin and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percentages)
Revenue	$107,547	$110,065
Net loss	(4,738)	(12,831)
Net loss margin	(4)%	(12)%

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percentages)
Revenue	$107,547	$110,065
Adjusted EBITDA	9,700	5,934
Adjusted EBITDA margin	9%	5%
Impact of Macroeconomic Conditions
The labor market remains subdued, with employers reducing their demand for hiring, at least in part due to effects of a variety of global business and macroeconomic factors, including inflationary pressures, elevated borrowing costs, cybersecurity incidents, changes in laws, regulations and administrative policy, including those that impact trade agreements and tariffs, and the impacts of the wars in Ukraine and the Middle East. Further, with those currently employed continuing to leave their jobs at a low rate during the three months ended March 31, 2026, hiring levels remained lower compared to the three months ended March 31, 2025. In the three months ended March 31, 2026, we delivered $107.5 million in revenue, a 2% decrease compared to the three months ended March 31, 2025. Despite the continued uncertainty in the labor market, we had a similar number of Quarterly Paid Employers in our marketplace in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

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
For a description of our revenue accounting policies, see Note 2 – Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or the 2025 Form 10-K.
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
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rate for the three months ended March 31, 2026 differed from the U.S. federal statutory rate of 21% primarily due to tax detriments relating to the settlement of restricted stock units, certain non-deductible expenses including limitations on the amount of deductible officer compensation, and state taxes, partially offset by net tax benefits from research and development tax credits.

Results of Operations
The following table sets forth our consolidated results of operations for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue(1)	$107,547	$110,065
Cost of revenue(2)	11,974	11,655
Gross profit	95,573	98,410
Operating expenses
Sales and marketing(2)	55,009	58,468
Research and development(2)	26,081	33,266
General and administrative(2)	16,031	18,345
Total operating expenses	97,121	110,079
Loss from operations	(1,548)	(11,669)
Other income (expense)
Interest expense	(7,446)	(7,392)
Other income (expense), net	3,420	5,355
Total other income (expense), net	(4,026)	(2,037)
Loss before income taxes	(5,574)	(13,706)
Income tax benefit	(836)	(875)
Net loss	$(4,738)	$(12,831)

____________
(1)Revenue was comprised as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Subscription	$81,567	$85,365
Performance-based	25,980	24,700
Total revenue	$107,547	$110,065
(2)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$66	$128
Sales and marketing	1,414	2,429
Research and development	3,604	7,448
General and administrative	3,286	4,622
Total stock-based compensation	$8,370	$14,627

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$107,547	$110,065	$(2,518)	(2)%
Revenue decreased by $2.5 million, or 2%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. With those currently employed continuing to leave their jobs at a low rate during the three months ended March 31, 2026, hiring levels remained lower compared to the three months ended March 31, 2025, reflecting uncertainty in the economy. Subscription revenue decreased by $3.8 million, or 4%, and performance-based revenue increased by $1.3 million, or 5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. While we believe our products and services continued to improve, providing more value for employers of all sizes by offering solutions with leading matching technology to help employers identify and recruit standout candidates, we saw an overall decline in employer spending on our marketplace products and services during the three months ended March 31, 2026. We believe the year-over-year decline reflects the prevailing softness in hiring demand amidst the challenging macroeconomic conditions.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$11,974	$11,655	$319	3%
Gross margin	89%	89%
There were immaterial fluctuations in cost of revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Sales and Marketing

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$55,009	$58,468	$(3,459)	(6)%
Percentage of revenue	51%	53%
Sales and marketing expenses decreased by $3.5 million, or 6%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily driven by a $2.7 million decrease in personnel-related costs and a $1.0 million decrease in stock-based compensation expense for our sales and marketing employees corresponding with lower headcount in the current-year period as well as a lower grant date fair value of equity awards recognized as expense in the current period. The decrease was partially offset by a $1.2 million increase in marketing and advertising spend as we deployed marketing dollars towards campaigns we believe will drive a strong return on investment.

Research and Development

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development	$26,081	$33,266	$(7,185)	(22)%
Percentage of revenue	24%	30%
Research and development expenses decreased by $7.2 million, or 22%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by a $3.8 million decrease in stock-based compensation expense for our research and development employees corresponding with lower headcount in the current-year period as well as a lower grant date fair value of equity awards recognized as expense in the current period. Personnel-related costs for our research and development employees also decreased by $3.0 million, primarily driven by lower headcount.
General and Administrative

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$16,031	$18,345	$(2,314)	(13)%
Percentage of revenue	15%	17%
General and administrative expenses decreased by $2.3 million, or 13%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by a $1.3 million decrease in stock-based compensation expense for our general and administrative employees corresponding with a lower grant date fair value of equity awards recognized as expense in the current period and lower headcount in the current period. Personnel-related costs for our general and administrative employees also decreased by $1.0 million, primarily driven by lower headcount.

Total Other Income (Expense), Net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Total other income (expense), net	$(4,026)	$(2,037)	$(1,989)	98%
Total other income (expense), net increased by $2.0 million, or 98%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by a $1.2 million decrease related to income accretion for our marketable securities purchased at a discount and a $0.4 million decrease in interest income earned on both our marketable securities and cash equivalents.
Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Income tax benefit	$(836)	$(875)	$39	(4)%
Effective tax rate	15.0%	6.4%

There were immaterial fluctuations in income tax expense (benefit) for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Liquidity and Capital Resources
As of March 31, 2026, we had cash, cash equivalents, and marketable securities totaling $393.5 million. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes.
We believe our existing cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to meet our working capital requirements for at least the next 12 months. To the extent existing cash, cash equivalents, marketable securities, and cash from operations are insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital could adversely affect our ability to achieve our business objectives.
Credit Facility
In April 2021, we entered into a $250.0 million credit facility agreement with a syndicate of banks. In July 2024, we entered into a supplement to the credit facility agreement which increased the aggregate revolving commitments available under the credit facility from $250.0 million to $290.0 million. We had no amounts outstanding under the credit facility and were in compliance with our debt covenants as of March 31, 2026. The credit facility expired on its maturity date of April 30, 2026, and we elected not to renew it. At the time of expiration, there were no outstanding borrowings under the credit facility. Letters of credit previously issued against the credit facility remain outstanding and are cash collateralized by a $2.3 million restricted deposit.
For more information on the expired credit facility, please see Note 11 – Debt to our audited consolidated financial statements in the 2025 Form 10-K.
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
For more information on the senior unsecured notes, please see Note 11 – Debt to our audited consolidated financial statements in the 2025 Form 10-K.
Share Repurchase Program
Our board of directors has authorized us to repurchase up to $750.0 million of outstanding shares of our common stock, with no fixed expiration. We may, at any time and from time to time, seek to repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans which, if completed, could involve the use of cash, in amounts that may be material, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors that could materially affect our liquidity.
During the three months ended March 31, 2026, we repurchased 3.5 million shares of our Class A common stock for an aggregate purchase price of $9.4 million under our share repurchase program through open market purchases.
Approximately $111.8 million remains available for future repurchases of our common stock under our share repurchase program as of March 31, 2026. For more information, see Note 9 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Investments
During the three months ended March 31, 2026, we continued investing primarily in highly rated debt securities and money market mutual funds to manage our excess cash reserves. The primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments. We consider all of our investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities within current assets in our condensed consolidated balance sheets.
As of March 31, 2026, we held $253.3 million in total investments, consisting of money market mutual funds and available-for-sale debt securities. These investments are included within cash and cash equivalents and marketable securities within our condensed consolidated balance sheets. For more information, see Note 5 – Financial Instruments to our condensed consolidated financial statements included in this report.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(3,485)	$(9,914)
Net cash provided by investing activities	76,731	39,054
Net cash used in financing activities	(10,298)	(26,495)
Net increase in cash and cash equivalents	$62,948	$2,645
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the three months ended March 31, 2026, cash used in operating activities was $3.5 million resulting from our net loss of $4.7 million, adjusted by non-cash charges of $10.8 million and a net decrease of $9.6 million in our operating assets and liabilities. The non-cash charges primarily resulted from $8.4 million for stock-based compensation expense, $2.9 million pertaining to amortization of intangible assets and depreciation, and $0.5 million pertaining to non-cash lease expense, partially offset by $1.1 million in amortization and accretion of marketable securities and $0.9 million related to the change in our deferred income taxes. The decrease of $9.6 million related to changes in our operating assets and liabilities was primarily driven by a $6.8 million decrease in accrued interest, a $5.4 million decrease in our accounts payable and accrued expenses and other liabilities, a $0.6 million decrease in our operating lease liabilities, and a $0.1 million increase in prepaid expenses and other assets, partially offset by a $1.4 million decrease in accounts receivable, a $0.9 million increase in deferred revenue, a $0.7 million decrease in other assets, and a $0.3 million decrease in deferred commissions.
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

Investing Activities
For the three months ended March 31, 2026, cash provided by investing activities was $76.7 million resulting from $140.5 million received from paydowns, maturities and redemptions of marketable securities and $1.3 million received from sales of marketable securities, partially offset by $62.9 million used in purchases of marketable securities and $2.1 million capitalized for software development costs.
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
Financing Activities
For the three months ended March 31, 2026, cash used in financing activities was $10.3 million which consisted of $9.5 million used for the repurchase of common stock and $1.1 million for the net settlement of taxes on equity awards, partially offset by $0.3 million of proceeds from the exercise of stock options.
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
Obligations and Other Commitments
See the 2025 Form 10-K for our future minimum commitments related to certain software service agreements. Through March 31, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Our significant accounting policies are discussed in Note 2 – Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this report. There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the 2025 Form 10-K.

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
Interest Rate Risk
We were subject to interest rate risk in connection with our credit facility, which had a floating interest rate. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
Lastly, we are subject to interest rate risk in connection with our investments. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. To minimize interest rate risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market mutual funds, U.S. government and agency securities, and corporate debt securities. To assess interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio. Based on investment positions as of March 31, 2026, a hypothetical increase in interest rates of 100 basis points across all maturities would result in a $0.2 million decrease in the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Refer to the disclosure under the heading “Legal Matters” in Note 8 – Commitments and Contingencies to our condensed consolidated financial statements included in this report for legal proceedings. From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities.
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
Our business depends on the overall demand for labor and on the economic health of current and prospective employers and job seekers that use our marketplace. Demand for recruiting and hiring services is significantly affected by the general level of economic activity and employment in the United States and the other countries in which we operate. Any significant weakening of the economy in the United States or the global economy, increased unemployment, reduced credit availability, reduced business confidence and activity, decreased government spending, economic uncertainty, financial turmoil affecting the banking system or financial markets, trade wars and higher tariffs, volatility in interest rates, inflation in the cost of goods and services including labor, and other adverse economic or market conditions may adversely impact our business and operating results. Significant swings in, or periods of reduced, economic activity historically have had a disproportionately negative impact on hiring activity and related efforts to find candidates. We may also experience more pricing pressure during periods of economic downturn.
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
There has been volatility in financial markets as a result of a number of factors, including, but not limited to, global conflict, including the wars in Ukraine and the Middle East, inflation, changes in interest rates, banking instability, and changes in laws, regulations and administrative policy, including those that impact trade agreements and tariffs. There is a risk that as a result of these macroeconomic factors, we could continue to experience declines in all, or in portions, of our business. Economic uncertainty may cause some of our current or potential employers to curtail spending in our marketplace and may ultimately result in cost challenges to our operations. For example, our employers, including those of our employers that are banks, may be adversely affected by any bank failure or other event affecting financial institutions. Any resulting adverse effects to our employers’ liquidity or financial performance could reduce the demand for our services or affect our allowance for expected credit losses and collectability of accounts receivable. In addition, any significant changes to U.S. trade policies, treaties or tariffs, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. These adverse conditions could result in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by decreased demand for job postings and our services. If there is a significant or prolonged decline in economic conditions, our business, financial condition, and operating results could be adversely affected.
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
Our marketplace functions on software that is highly technical and complex and if it fails to perform properly, our reputation could be adversely affected and our market share could decline.
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
•network outages or security breaches;
•general economic, industry and market conditions, including inflationary pressures, a volatile interest rate environment, elevated borrowing costs, actual or perceived instability in the global banking industry and the impacts therefrom, cybersecurity incidents, changes in laws, regulations and administrative policy, including those that impact trade agreements and tariffs, and the impacts of the wars in Ukraine and the Middle East;
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
While we earned net income of $49.1 million and $61.5 million for the years ended December 31, 2023 and 2022, respectively, we have also incurred significant net losses in subsequent periods, including a net loss of $4.7 million for the three months ended March 31, 2026 as well as a net loss of $33.0 million and $12.9 million for the years ended December 31, 2025 and 2024, respectively. As of March 31, 2026, we had an accumulated deficit of $83.1 million. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to regain or maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that we can sustain profitability.
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
Our business involves the storage, processing, and transmission of proprietary, confidential, and personal information, and relies on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business, or IT Systems. We own and manage some of these IT Systems but also rely on the use of third-party partners and vendors for a range of IT Systems, who also store, process, and transmit user information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel, website visitors and other individuals we interact with. We have previously experienced multiple data security incidents involving the unauthorized access to personal information of job seekers utilizing our services (including their resumes) as well as affecting our business clients’ accounts, some of which have required us to notify affected individuals and/or regulators. There are no assurances that other data security incidents will not occur in the future. These incidents and any future data security breach that we or our vendors and third-party partners experience, such as those caused through hacking, social engineering, phishing, malicious actors, insufficient access controls and/or end-user or customer account controls and/or security measures, including user or customer account takeovers, credential stuffing, malware (including ransomware), vulnerabilities, malfeasance by insiders, human or technological error or mistake, as a result of malicious code embedded in software, physical or electronic-break-in, weakness resulting from intentional or unintentional service provider actions, or other data privacy or security incidents, whether intentionally or unintentionally caused by us or by third parties could result in: unauthorized access to, misuse of, or unauthorized acquisition of IT Systems and our, our personnel’s, our users’, or our customers’ data; the loss, corruption, or alteration of this data; interruptions in our operations; unavailability of our website and applications; damage to our computers or systems or those of our users; or other security incident, data breach, or ransomware. Moreover, we have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or are similarly susceptible to the risks described above, which exposes us to significant cybersecurity, operational, and financial risks.
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
Changes in laws or regulations relating to data privacy and the protection, collection, storage, processing, transfer, or use of personal information, or any actual or perceived failure by us to comply with such laws and regulations, our privacy policies or other obligations, could adversely affect our business.
We receive, collect, store, process, transfer, and use personal information and other user data. There are numerous federal, state, local, and international laws and regulations regarding data privacy, data protection, information security, and the collection, storing, sharing, use, transfer, disclosure, protection, and other processing of personal information. The scope of these laws and regulations is changing, subject to differing interpretations, and may be inconsistent among countries or between U.S. states, or conflict with other laws and regulations.
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
Additionally, the California Consumer Privacy Act, or CCPA, which afforded new data privacy rights for consumers and new operational requirements for companies, came into force in 2020, and also provides for fines for noncompliance. The California Privacy Rights Act, or CPRA, which took effect on January 1, 2023, further expanded the CCPA with additional data privacy compliance requirements and rights for California consumers, and established a new regulatory agency dedicated to enforcing those requirements and which has implemented additional rules, including in the areas of cybersecurity audits, risk assessment, and automated decision-making technology. Comprehensive privacy legislation has also been enacted and taken effect in more than one-third of U.S. states and each imposes similar, but not identical, compliance obligations. Similar laws have been proposed in many other states and at the federal level as well, which may impose significant obligations and restrictions. The effects of these laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, and increase our potential exposure to regulatory enforcement and/or litigation.
The costs of compliance with, and other burdens imposed by, data privacy, data protection and information security requirements, laws, and regulations may limit the use and adoption of our products and services and could have an adverse impact on our business. As a result, we may need to modify the way we treat, process, or store such information or offer our products and services.
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
We use AI and machine learning technologies, or AI Technologies, throughout our business and are making significant investments in this area. For example, we use AI Technologies within our platform to actively connect employers and job seekers, to help retrieve and appropriately display search results, to optimize job matches and recommendations, and to improve the services we provide. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if the models underlying these AI Technologies are: (i) incorrectly designed or implemented; (ii) trained or reliant on incomplete, inadequate, inaccurate, flawed, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; (iii) used without sufficient oversight and governance to ensure their responsible use; (iv) providing outputs that are flawed, biased, discriminatory, inflammatory, unfair, or untruthful; and/or (v) adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, including as a result of ethical concerns, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
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
In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties in our technologies or internal business operations, and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure and our ability to adopt such AI Technologies. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers or unable to control the data processing, security, or other practices of these AI Technologies. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, or if we fail to rapidly adopt such AI Technologies, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third-party AI Technologies are used as a hosted service, any disruption, outage, loss of information, or mishandling of data through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
In particular, we incorporate generative AI Technologies (i.e., AI Technologies that can produce and output new content, software code, data and information) into our services and internal business practices. There is a risk that generative AI Technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results, all of which could harm our reputation, business, or customer relationships. While we take measures designed to ensure the accuracy and safety of such AI-generated content, those measures may not always be successful, and in some cases, we may need to rely on end users to report such inaccuracies. In addition, we may experience difficulties in enforcing the intellectual property rights in output generated by generative AI Technologies. The United States Copyright Office has previously denied copyright protection for content generated by AI Technologies, and the United States Patent and Trademark Office has similarly stated that an AI tool cannot be an “inventor” of a patent, rendering it impossible to obtain patent protection for inventions created solely by AI Technologies.
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
The regulatory framework for AI Technologies is rapidly evolving and uncertain, and current and future laws and regulations could require us to expend significant resources to comply with, and any failure to comply with such laws and regulations could materially adversely affect our business.
The regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have enacted or are currently considering laws and regulations governing AI. Additionally, existing laws and regulations may be interpreted or enforced in ways that would affect our use of AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot predict the impact future laws, regulations, or standards, or the market perception of their requirements, may have on our business or how we will respond to these laws or regulations.

Several U.S. and European jurisdictions currently or will soon regulate specific uses of AI Technologies. For example, New York City currently regulates the use of automated employment decision tools by employers and employment agencies; Utah regulates disclosures for the use of generative AI Technologies; Illinois regulates AI Technologies in employment decision-making process; and Texas prohibits specific AI Technologies use cases (including those developed or deployed with the intent of unlawfully discriminating against a protected class under federal or state law). Colorado is expected to soon regulate the use of high-risk AI Technologies (which includes an AI system that is a substantial factor in making a decision that has a significant effect on employment or employment opportunities), although implementation has been postponed and amendments are expected to precede implementation. California has also enacted several new AI laws that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of AI Technologies and the types of data used to train such AI models. Relatedly, various state laws including the CCPA regulate the use of automated decision making technology that results in legal or similarly significant effects on individuals, and provide rights to individuals with respect to that automated decision making.
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
The regulatory framework for AI Technologies has also already shifted significantly as the technology and regulatory approaches to it continue to evolve. For example, in July 2025, the Trump Administration issued America’s AI Action Plan focusing on the three pillars of innovation, infrastructure, and international diplomacy and security in AI, and seven underlying principles. In December 2025, the Trump Administration issued another executive order establishing a federal policy favoring a uniform national AI regulatory framework designed to promote innovation and U.S. global competitiveness and directing federal agencies to identify, challenge, and potentially pre-empt state and local AI laws that are viewed as inconsistent with or burdensome to this national approach. The White House also released a National Policy Framework for Artificial Intelligence in March 2026 that calls for broad federal preemption of existing state AI laws while taking a “light-touch” regulatory approach using existing agencies. The release of this framework follows the release of a discussion draft of Senator Marsha Blackburn’s TRUMP AMERICA AI Act, which would represent the most comprehensive piece of federal AI legislation proposed in the U.S.
It remains to be seen how agencies will effectuate this directive, and how states will approach AI legislation moving forward, and the Trump Administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, may implement new executive orders and/or other rule making relating to AI Technologies in the future, and may seek to enjoin state laws regulating AI in judicial proceedings. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance with old frameworks or meet new obligations.
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
We had $550.0 million of indebtedness (excluding intercompany indebtedness) and $287.7 million available under our credit facility as of March 31, 2026. Our credit facility expired on its maturity date of April 30, 2026, and we elected not to renew it. Our indebtedness could have important consequences, including:
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

In addition, the indenture governing the $550.0 million aggregate principal amount of our senior unsecured notes that we issued in January 2022 contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default under the indenture governing the senior unsecured notes which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.
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
Further, any future credit facility or other debt instrument may contain provisions that will restrict our ability to dispose of assets and use the proceeds from any such disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
If we cannot make the scheduled payments on our debt, we will be in default and, as a result, the holders of the senior unsecured notes could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation, which could result in an adverse impact to your investment in our company.
Covenants in our indenture may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely impacted.
We entered into an indenture in January 2022, which governs the senior unsecured notes. Such indenture contains various restrictive covenants, including, among other things, net leverage ratio requirements, and restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.
Our ability to meet these restrictive covenants can be impacted by events beyond our control and we may be unable to do so. The indenture governing the senior unsecured notes provides that our breach or failure to satisfy certain covenants constitute an event of default. Upon the occurrence of an event of default, holders of the senior unsecured notes could declare all outstanding principal and interest to be due and payable. If the senior unsecured notes were to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay such debts, which would have an immediate adverse effect on our business, liquidity, and financial condition.
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
We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our anticipated cash needs for the foreseeable future. However, we intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, including the need to promote and enhance our marketplace, develop new products and services, enhance our operating infrastructure, and potentially to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all, especially during periods of negative economic conditions, which could make it more difficult or impossible for us to obtain funding to support business growth and our objectives, including making additional investments in our products and for repaying outstanding indebtedness. Our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition, and operating results. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our Class A common stock could suffer significant dilution, and any new shares we issue could have rights, preferences, and privileges superior to those of our Class A common stock. Additionally, a substantial number of shares of our common stock are available for future sale pursuant to stock options, restricted stock units, or issuance pursuant to our equity incentive plans and employee stock purchase plan. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the rules subsequently implemented by the Securities and Exchange Commission, or SEC, the rules and regulations of the listing standards of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs and strains our financial and management systems, internal controls, and employees.
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
The rules and regulations applicable to public companies, and stockholder litigation brought against public companies, have made it more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage.
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
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of March 31, 2026, Ian Siegel, our chief executive officer and the sole holder of our outstanding Class B common stock, beneficially owned approximately 16.0% of our total outstanding common stock as a class and held approximately 79.2% of the voting power of our total outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the sole holder of our Class B common stock controls a substantial majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Mr. Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
As of March 31, 2026, the board of directors had authorized us to repurchase up to $750.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. Approximately $111.8 million remains available for future repurchases under our $750.0 million share repurchase program as of March 31, 2026.
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

Moreover, Section 203 of the Delaware General Corporate Law, or DGCL, may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock. See the section titled “Description of Class A Common Stock” in Exhibit 4.6 to the 2025 Annual Report on Form 10-K for additional information. In addition, under the indenture governing the senior unsecured notes, if certain “change of control” events occur, each holder of the notes may require us to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of such notes.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended March 31, 2026 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 to January 31, 2026	—	$—	—	$121,243
February 1, 2026 to February 28, 2026	—	$—	—	$121,243
March 1, 2026 to March 31, 2026	3,495	$2.71	3,495	$111,790
Total	3,495		3,495
____________
(1)The board of directors has authorized us to repurchase up to $750.0 million of our common stock under our share repurchase program, of which, as of March 31, 2026, $638.2 million had been utilized. The remaining $111.8 million in the table represents the amount available to repurchase shares under the share repurchase program as of March 31, 2026. We may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors. For more information, see Note 9 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2026, the following individual(s) serving as a director and/or an officer (as defined in Rule 16a-1(f) of the Exchange Act) of our company adopted or terminated a trading plan for the purchase or sale of our securities as described in Item 408 of Regulation S-K. The material terms of these plans, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the “Rule 10b5-1 Plans”), are as follows:
•On March 2, 2026, The Yarbrough Family Trust, affiliated with Timothy Yarbrough, our former Executive Vice President, Chief Financial Officer, terminated a Rule 10b5-1 Plan for the potential sale of up to 292,027 shares of common stock. The plan’s expiration date was March 31, 2026.
•On March 13, 2026, Boris Shimanovsky, our Executive Vice President, Chief Technology Officer, adopted a Rule 10b5-1 Plan for the potential sale of up to 283,982 shares of common stock. The plan’s expiration date is June 30, 2027.
•On March 14, 2026, Amy Garefis, our Chief People Officer, adopted a Rule 10b5-1 Plan for the potential sale of up to 191,038 shares of common stock. The plan’s expiration date is August 20, 2027.

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on May 7, 2026.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer

By:	/s/ David Travers
David Travers
President and interim Chief Financial Officer