Form 10-Q
period 2026-06-30
ZIPRECRUITER, INC.
filed 2026-08-05
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 69,196,677 shares of Class A common stock outstanding and 13,029,486 shares of Class B common stock outstanding as of July 29, 2026.

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
•The dual class structure of our common stock has resulted in concentration of voting control with our chief executive officer. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZipRecruiter, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$129,739	$188,028
Marketable securities	44,069	221,109
Accounts receivable, net of allowances of $2,230 and $2,031 at June 30, 2026 and December 31, 2025, respectively	26,409	25,666
Prepaid expenses and other assets	12,524	11,097
Deferred commissions, current portion	2,822	2,951
Total current assets	215,563	448,851
Property and equipment, net	3,870	4,076
Operating lease right-of-use assets	8,758	9,715
Internal-use software, net	15,032	16,050
Deferred commissions, net of current portion	3,177	3,770
Intangible assets, net	2,392	3,369
Goodwill	8,518	8,518
Deferred tax assets, net	59,304	75,192
Other assets	4,712	202
Total assets	$321,326	$569,743

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$15,665	$9,115
Accrued expenses	36,132	36,610
Accrued interest	5,889	12,864
Deferred revenue	11,103	9,731
Operating lease liabilities, current portion	2,223	2,213
Other current liabilities	35	363
Total current liabilities	71,047	70,896
Operating lease liabilities, net of current portion	9,500	10,688
Long-term borrowings, net	253,269	544,780
Other long-term liabilities	21,323	20,580
Total liabilities	355,139	646,944
Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of June 30, 2026 and December 31, 2025; 69,197 and 71,372 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Class B convertible common stock, $0.00001 par value; 700,000 shares authorized as of June 30, 2026 and December 31, 2025; 13,225 shares issued and 13,030 shares outstanding as of June 30, 2026 and December 31, 2025	—	—
Class B treasury stock, 195 shares outstanding as of June 30, 2026 and December 31, 2025	(644)	(644)
Additional paid-in capital	6,497	—
Accumulated deficit	(39,666)	(76,590)
Accumulated other comprehensive income (loss)	(1)	32
Total stockholders' deficit	(33,813)	(77,201)
Total liabilities and stockholders' deficit	$321,326	$569,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$118,061	$112,232	$225,608	$222,297
Cost of revenue	12,589	11,963	24,563	23,618
Gross profit	105,472	100,269	201,045	198,679
Operating expenses
Sales and marketing	58,936	58,065	113,945	116,533
Research and development	26,372	32,095	52,453	65,361
General and administrative	16,026	16,771	32,057	35,116
Total operating expenses	101,334	106,931	198,455	217,010
Income (loss) from operations	4,138	(6,662)	2,590	(18,331)
Other income (expense)
Interest expense	(6,686)	(7,401)	(14,132)	(14,793)
Gain on debt extinguishment	59,262	—	59,262	—
Other income (expense), net	3,144	4,953	6,564	10,308
Total other income (expense), net	55,720	(2,448)	51,694	(4,485)
Income (loss) before income taxes	59,858	(9,110)	54,284	(22,816)
Income tax expense (benefit)	16,433	396	15,597	(479)
Net income (loss)	43,425	(9,506)	38,687	(22,337)
Net income (loss) per share:
Basic	$0.53	$(0.10)	$0.47	$(0.24)
Diluted	$0.53	$(0.10)	$0.46	$(0.24)
Weighted average shares used in computing net income (loss) per share:
Basic	81,659	90,569	82,659	94,297
Diluted	82,674	90,569	83,309	94,297
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$43,425	$(9,506)	$38,687	$(22,337)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale debt securities	29	25	(33)	(47)
Total other comprehensive income (loss)	29	25	(33)	(47)
Total comprehensive income (loss)	$43,454	$(9,481)	$38,654	$(22,384)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands)
(unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	71,372	$1	13,225	$—	(195)	$(644)	$—	$(76,590)	$32	$(77,201)
Conversion of Class B stock to Class A stock	144	—	(144)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	6	—	144	—	—	—	301	—	—	301
Issuance of common stock upon the vesting and settlement of RSUs	842	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	8,617	—	—	8,617
Shares withheld related to net share settlement	(376)	—	—	—	—	—	(1,066)	—	—	(1,066)
Repurchase and retirement of common stock	(3,495)	—	—	—	—	—	(7,852)	(1,681)	—	(9,533)
Share repurchase excise tax	—	—	—	—	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	—	—	—	(4,738)	—	(4,738)
Other comprehensive loss	—	—	—	—	—	—	—	—	(62)	(62)
Balance as of March 31, 2026	68,493	$1	13,225	$—	(195)	$(644)	$—	$(83,091)	$(30)	$(83,764)
Conversion of Class B stock to Class A stock	15	—	(15)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	15	—	—	—	15	—	—	15
Issuance of common stock upon the vesting and settlement of RSUs	1,052	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	7,683	—	—	7,683
Shares withheld related to net share settlement	(363)	—	—	—	—	—	(1,310)	—	—	(1,310)
Share repurchase excise tax	—	—	—	—	—	—	109	—	—	109
Net income	—	—	—	—	—	—	—	43,425	—	43,425
Other comprehensive income	—	—	—	—	—	—	—	—	29	29
Balance as of June 30, 2026	69,197	$1	13,225	$—	(195)	$(644)	$6,497	$(39,666)	$(1)	$(33,813)

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

ZipRecruiter, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$38,687	$(22,337)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	15,738	27,239
Depreciation and amortization	5,928	6,369
Provision for bad debts	597	507
Deferred income taxes	15,888	(9,182)
Non-cash lease expense	957	2,015
Amortization and accretion of marketable securities	(1,731)	(4,132)
Gain on debt extinguishment	(59,262)	—
Other	1,793	1,185
Change in operating assets and liabilities:
Accounts receivable	(1,340)	(2,830)
Prepaid expenses and other assets	(1,153)	(47)
Deferred commissions	722	448
Other assets	(1,496)	675
Accounts payable	3,857	(2,356)
Accrued expenses and other liabilities	(457)	4,257
Accrued interest	(6,975)	(4)
Deferred revenue	1,346	900
Operating lease liabilities	(1,178)	(2,073)
Net cash provided by operating activities	11,921	634
Cash flows from investing activities
Purchases of property and equipment	(371)	(602)
Capitalized internal-use software costs	(3,927)	(3,990)
Purchases of marketable securities	(62,905)	(270,062)
Sales of marketable securities	1,301	983
Paydowns, maturities, and redemptions of marketable securities	239,311	342,162
Net cash provided by investing activities	173,409	68,491
Cash flows from financing activities
Repurchase of common stock	(9,533)	(84,093)
Proceeds from exercise of stock options	301	2,427
Payments of tax withholdings on net settlement of equity awards	(2,376)	(4,100)
Proceeds from issuance of stock under employee stock purchase plan	—	1,665
Repurchases of senior unsecured notes	(229,684)	—
Net cash used in financing activities	(241,292)	(84,101)
Net decrease in cash, cash equivalents, and restricted cash	(55,962)	(14,976)
Cash, cash equivalents, and restricted cash
Beginning of period	188,028	218,432
End of period	$132,066	$203,456
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$129,739	$203,456
Restricted cash included in prepaid expenses and other assets	259	—
Restricted cash included in other assets	2,068	—
Total cash, cash equivalents, and restricted cash	$132,066	$203,456

Supplemental disclosure of non-cash activities
Repurchases of senior unsecured notes included in accounts payable and accrued expenses	3,129	—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	—	7,148
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
The operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026 or any future period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.
Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash on deposit with financial institutions and highly liquid investments with maturities of 90 days or less from the date of purchase.
Restricted cash consists of cash pledged as collateral for the letters of credit issued in conjunction with the Company’s long-term office leases. These funds are legally restricted from general corporate use and are released over time based on terms of the Company’s lease agreements. The Company classifies its restricted cash within “Prepaid expenses and other assets” and “Other assets” in the Company’s condensed consolidated balance sheets, based on the remaining term of the restrictions.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Investments
The Company classifies and accounts for its money market mutual funds which have readily determinable fair values as equity securities, and it carries such securities at fair value with unrealized gains and losses reported in other income (expense), net in its condensed consolidated statements of operations.
The Company classifies and accounts for its debt securities as available-for-sale, and it carries such securities at fair value with unrealized gains and losses reported net of tax as a separate component of stockholders' deficit in accumulated other comprehensive income (loss). In connection with its available-for-sale debt securities, the Company recorded immaterial pre-tax unrealized gains and losses during the three and six months ended June 30, 2026 and 2025 in other comprehensive income (loss) with no associated tax expense.
The Company determines any realized gains and losses on the sale of its available-for-sale debt securities using a specific identification method, and it records such gains and losses through other income (expense), net in its condensed consolidated statements of operations. During the three months ended June 30, 2026 and 2025, the Company did not have any sales of its available-for-sale debt securities and consequently, did not reclassify any amounts out of accumulated other comprehensive income (loss) into other income (expense), net in the condensed consolidated statements of operations. During the six months ended June 30, 2026 and 2025, the Company recorded $1.3 million and $1.0 million, respectively, in proceeds related to sales of its available-for-sale debt securities and no material gross realized gains or gross realized losses as a result of such sales. Such securities were purchased during the six months ended June 30, 2026 and 2025, and consequently, the Company did not reclassify any amounts out of beginning accumulated other comprehensive income (loss) into other income (expense), net in the condensed consolidated statements of operations.
Segments and Geographic Information
The Company operates as a single operating and reportable segment. The Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, regularly reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources.
The accounting policies of the Company’s single reportable segment are the same as those described in the summary of significant accounting policies in Note 2 within the 2025 Form 10-K. The CODM uses net income (loss) as reported within the Company’s condensed consolidated statements of operations as the primary measure of profit or loss for purposes of assessing performance for the Company’s single reportable segment and determining how to allocate resources into the Company’s single reportable segment or into other parts of the entity, such as for acquisitions. Additionally, net income (loss) is used to monitor budget versus actual results to assess the performance of the segment. All cost and expense line items reported within the Company’s condensed consolidated statements of operations, as well as marketing and advertising expense, depreciation and amortization, and stock-based compensation expense, are significant.
The Company has disclosed amounts related to marketing and advertising expense within the table below in this Note 2, depreciation and amortization within the condensed consolidated statements of cash flows and stock-based compensation expense within Note 10. Additionally, the CODM does not evaluate operating or reportable segments using asset information.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Sales and marketing costs are expensed as incurred, and consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Marketing and advertising	$35,682	$32,646	$68,209	$64,023
Other sales and marketing	23,254	25,419	45,736	52,510
Total sales and marketing	$58,936	$58,065	$113,945	$116,533
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
Revenue is attributed to geographic regions based on locations where services are provided to the Company’s customers. Foreign countries outside of the United States, in aggregate, accounted for less than 2% of the Company’s revenue for each of the three and six months ended June 30, 2026 and 2025. In addition, long-lived assets outside of the United States were not material as of June 30, 2026 and December 31, 2025.
Concentrations of Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, marketable securities, and accounts receivable. The Company maintains its cash accounts with large financial institutions and at times, the cash accounts may exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses in such accounts. The Company monitors the relative credit standing of the financial institutions with which it transacts and limits its credit exposure to any singular entity. Accordingly, the Company believes minimal credit risk exists with respect to these cash balances.
The Company invests only in highly rated debt and equity securities. The Company believes the financial institutions that hold its investments are financially sound, and accordingly, are subject to minimal credit risk.
One customer accounted for 17% and 14% of the Company’s outstanding accounts receivable as of June 30, 2026 and December 31, 2025, respectively. One additional customer accounted for 10% and 16% of the Company’s outstanding accounts receivable as of June 30, 2026 and December 31, 2025, respectively. The Company closely monitors the financial conditions of the foregoing customers, which have been in good credit standing. No other customer individually accounted for 10% or more of the Company’s outstanding accounts receivable as of June 30, 2026 and December 31, 2025. As such, the Company does not consider the concentration of its accounts receivable to be a material risk. For the three and six months ended June 30, 2026 and 2025, there were no customers that individually represented 10% or more of revenue.
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
3.    Net Income (Loss) Per Share
The following table presents the Company’s basic net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) per share, basic:
Net income (loss)	$43,425	$(9,506)	$38,687	$(22,337)
Weighted average shares of Class A and Class B common stock outstanding	81,659	90,569	82,659	94,297
Net income (loss) per share, basic	$0.53	$(0.10)	$0.47	$(0.24)
The following table presents the Company’s diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$43,425	$(9,506)	$38,687	$(22,337)

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	81,659	90,569	82,659	94,297
Effect of dilutive securities:
Options to purchase common stock	24	—	32	—
Unvested restricted stock units	991	—	618	—
Weighted average shares of Class A and Class B common stock outstanding, diluted	82,674	90,569	83,309	94,297
Net income (loss) per share, diluted	$0.53	$(0.10)	$0.46	$(0.24)

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The weighted average number of potentially dilutive common stock equivalents of 6.1 million and 6.7 million were excluded from the computation of diluted net loss per share during the three and six months ended June 30, 2026, respectively, because their inclusion would have been anti-dilutive. The weighted average number of potentially dilutive common stock equivalents of 10.8 million and 11.2 million were excluded from the computation of diluted net loss per share during the three and six months ended June 30, 2025, respectively, because their inclusion would have been anti-dilutive.

4.    Revenue Information
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Subscription	$89,919	$87,803	$171,486	$173,168
Performance-based	28,142	24,429	54,122	49,129
Total revenue	$118,061	$112,232	$225,608	$222,297
The Company recognized $9.5 million and $10.4 million of revenue during the six months ended June 30, 2026 and 2025, respectively, that was included in the deferred revenue balances as of December 31, 2025 and 2024, respectively.
As of June 30, 2026 and December 31, 2025, the Company had no contract assets.
Performance Obligations
No revenue was recognized during the three and six months ended June 30, 2026 and 2025 from performance obligations satisfied in previous periods.
As of June 30, 2026, the Company did not have any material remaining performance obligations expected to be recognized in the future. Generally, any remaining performance obligations relate primarily to subscription services such as time-based job posting plans, upsell services, and resume database plans that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5.    Financial Instruments
Fair Value Measurements
The following table presents the Company’s financial assets measured at fair value on a recurring basis, as well as the amortized cost basis and gross unrealized gains and losses of those assets as of June 30, 2026 (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Prepaid Expenses and Other Assets	Other Assets
Level 1:
Cash	$68,453	$—	$—	$68,453	$68,453	$—	$—	$—
Restricted cash (1)	2,327	—	—	2,327	—	—	259	2,068
Money market mutual funds	61,286	—	—	61,286	61,286	—	—	—
U.S. treasury securities	23,596	—	(1)	23,595	—	23,595	—	—
Subtotal	155,662	—	(1)	155,661	129,739	23,595	259	2,068
Level 2:
Commercial paper	12,090	—	—	12,090	—	12,090	—	—
Certificates of deposit	1,533	—	—	1,533	—	1,533	—	—
Corporate notes and obligations	6,843	1	(1)	6,843	—	6,843	—	—
Asset-backed securities	8	—	—	8	—	8	—	—
Subtotal	20,474	1	(1)	20,474	—	20,474	—	—
Total cash, cash equivalents, marketable securities, and restricted cash	$176,136	$1	$(2)	$176,135	$129,739	$44,069	$259	$2,068
____________
(1)     The Company’s credit facility expired on its maturity date of April 30, 2026, and the Company elected not to renew it. Letters of credit previously issued against the credit facility remain outstanding and are cash collateralized by a $2.3 million restricted deposit. These funds are legally restricted from general corporate use and are released over time based on the terms of the Company’s lease agreements. Amounts with restriction periods of less than twelve months are classified within “Prepaid expenses and other assets” and amounts with restriction periods of twelve months or longer are classified within “Other assets” on the Company’s condensed consolidated balance sheets. As of June 30, 2026, restricted cash of $0.3 million was included in “Prepaid expenses and other assets” and $2.1 million was included in “Other assets.”

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
The carrying amounts of the Company’s remaining financial instruments not discussed in the above table, including accounts receivable and accounts payable, approximate fair value because of their short-term maturities, except for the Company’s senior unsecured notes due 2030 (the “Notes”) which are valued on a quarterly basis for disclosure purposes only based on quoted prices for the Notes in less active markets and categorized accordingly as Level 2 in the fair value hierarchy. In June 2026, the Company entered into separate, privately negotiated repurchase agreements with certain holders of the Notes to repurchase $294.6 million of aggregate principal amount of the Notes for a discounted par value of $229.4 million (plus fees directly related to the transaction and accrued and unpaid interest to, but excluding, the applicable closing date). The aggregate fair value of the outstanding Notes was estimated to be approximately $195.9 million as of June 30, 2026. The aggregate fair value of the Notes was estimated to be approximately $429.0 million as of December 31, 2025. For more information on the Notes, including the repurchases completed in June 2026, see Note 7.
Equity Securities
The Company’s investments in equity securities consist primarily of money market mutual funds. During the three and six months ended June 30, 2026 and 2025, the Company recorded no unrealized gains or losses in connection with its money market mutual funds held as of June 30, 2026.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Available-for-sale Debt Securities
The following table summarizes the fair value of the Company’s available-for-sale debt securities by contractual maturity as of June 30, 2026 (in thousands):

Due within 1 year	$41,556
Due after 1 year through 5 years	2,513
Total available-for-sale debt securities	$44,069
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
The following table summarizes the available-for-sale debt securities which have been in a continuous unrealized loss position for less than 12 months as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$3,872	$(1)	$37,956	$(21)
Asset-backed securities	—	—	6,411	(1)
U.S. treasury securities	23,594	(1)	—	—
Total available-for-sale debt securities	$27,466	$(2)	$44,367	$(22)
The Company had no available-for-sale debt securities in a continuous unrealized loss position for more than 12 months as of June 30, 2026 or December 31, 2025.
The Company did not recognize any credit losses for its available-for-sale debt securities during the three and six months ended June 30, 2026 and 2025. The Company had no ending allowance balances for credit losses as of June 30, 2026 or December 31, 2025.
During the three months ended June 30, 2026 and 2025, the Company had no sales of its available-for-sale debt securities. During the six months ended June 30, 2026 and 2025, the Company recorded $1.3 million and $1.0 million, respectively, in proceeds related to sales of its available-for-sale debt securities. The Company recorded no material gross realized gains or gross realized losses in its condensed consolidated statements of operations as a result of such sales.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued compensation and benefits	$13,277	$17,681
Accrued marketing	10,406	8,242
Accrued commissions	4,854	3,061
Accrued partner expenses	1,732	1,865
Accrued refunds and customer liabilities	1,468	1,473
Other accrued expenses	4,395	4,288
Total accrued expenses	$36,132	$36,610

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
In June 2026, the Company entered into separate, privately negotiated repurchase agreements with certain holders of the Notes to repurchase $294.6 million of aggregate principal amount of the Notes for a total repurchase price of $232.8 million (plus accrued and unpaid interest to, but excluding, the applicable closing date). The Company accounted for the repurchase of the Notes as a debt extinguishment, which resulted in a $59.3 million gain on debt extinguishment during the three and six months ended June 30, 2026. The gain, recognized in the same period when the debt is extinguished, represents the difference between the reacquisition price of the debt inclusive of $3.4 million of fees directly related to the transaction, and the net carrying amount of the debt being extinguished inclusive of the $2.5 million write-off of a portion of unamortized debt issuance costs.
The Company includes its Notes, net of debt issuance costs, within long-term borrowings in its condensed consolidated balance sheets. As of June 30, 2026, the Company had a carrying amount of approximately $2.2 million of debt issuance costs related to the Notes.
For the three months ended June 30, 2026 and 2025, the Company recognized $6.6 million and $7.2 million, respectively, in interest expense related to the Notes. Such interest expense includes $0.3 million related to the amortization of debt issuance costs for both the three months ended June 30, 2026 and 2025. For the six months ended June 30, 2026 and 2025, the Company recognized $13.8 million and

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
$14.3 million, respectively, in interest expense related to the Notes. Such interest expense includes $0.6 million related to the amortization of debt issuance costs for both the six months ended June 30, 2026 and 2025. The Notes had an effective interest rate of 5.4% for all periods.

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
Proposed Class Action Alleging Breach of Fiduciary Duties
On June 17, 2026, a purported stockholder of the Company filed a proposed class action lawsuit in the Delaware Court of Chancery against the Company and certain current and former members of the Company’s board of directors (the “Director Defendants”) under the caption Smith v. ZipRecruiter, Inc. (the “Complaint”). The Complaint generally alleges that the Director Defendants breached their fiduciary duties in connection with the Company’s share repurchase program authorized by the Company’s board of directors. The Complaint seeks, among other things, monetary damages, disgorgement of any unjust enrichment, interest, and reasonable attorneys’ fees and costs. The Company disputes the allegations in the Complaint and intends to vigorously defend against them. At this time, the Company is unable to predict the outcome of this proceeding or reasonably estimate the amount or range of any possible loss.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of June 30, 2026, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.

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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
does not obligate the Company to repurchase shares of common stock. There is no minimum or maximum number of shares to be repurchased under the Program.
During the six months ended June 30, 2026, the Company repurchased 3.5 million shares of its Class A common stock for an aggregate purchase price of $9.4 million under the Program through open market purchases.
Approximately $111.8 million remains available for future repurchases of common stock under the Program as of June 30, 2026.
All shares repurchased under the Program were immediately retired. Repurchased shares reduced the Company’s outstanding shares and its weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share.

10.    Stock-Based Compensation
Total stock-based compensation expense is recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$67	$112	$133	$240
Sales and marketing	1,131	2,186	2,545	4,615
Research and development	3,234	5,950	6,838	13,398
General and administrative	2,936	4,364	6,222	8,986
Total stock-based compensation	$7,368	$12,612	$15,738	$27,239
Equity Incentive Plan
Under the Company’s 2021 Equity Incentive Plan, as of June 30, 2026, 49.9 million shares of Class A common stock were authorized, of which 30.0 million shares of Class A common stock were available for

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
future issuance. The number of shares reserved for issuance was increased in January 2026 pursuant to the evergreen provisions set forth in the 2021 Equity Incentive Plan.
Restricted Stock Units
For all restricted stock units (“RSUs”), the Company recorded stock-based compensation expense of $7.7 million and $16.3 million during the three and six months ended June 30, 2026, respectively, and $13.0 million and $27.8 million during the three and six months ended June 30, 2025, respectively.
A summary of the Company’s RSU activity for the six months ended June 30, 2026 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2025	6,557	$9.23
Granted	3,387	1.80
Vested	(1,894)	9.09
Forfeited/Canceled	(936)	8.08
Unvested at June 30, 2026	7,114	$5.88
As of June 30, 2026, total unrecognized stock-based compensation expense for unvested RSUs was $40.1 million, which is expected to be recognized over a weighted average period of 1.1 years.

11.    Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The income tax expense (benefit), effective tax rates, and statutory federal income tax rates for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax expense (benefit)	$16,433	$396	$15,597	$(479)
Effective tax rate	27.5%	(4.3)%	28.7%	2.1%
Statutory federal income tax rate	21%	21%	21%	21%

The effective tax rate for the three and six months ended June 30, 2026 differed from the U.S. federal statutory tax rate of 21% primarily due to tax detriments relating to the settlement of RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, and state taxes, partially offset by net tax benefits from research and development tax credits.
The effective tax rate for the three and six months ended June 30, 2025 differed from the U.S. federal statutory tax rate of 21% primarily due to tax detriments relating to the settlement of RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, state taxes, and net tax benefits from research and development tax credits.
In the normal course of business, the Company is subject to taxation from and is regularly audited by federal, state, and foreign tax authorities. As of June 30, 2026, the Company’s 2023 and 2024 income tax

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
returns have been selected by the Internal Revenue Service for examination. Additionally, the Company is undergoing routine tax examinations in various state and foreign taxing jurisdictions in which the Company has operated. The Company believes that any income taxes ultimately assessed by any taxing authorities will not materially exceed the amounts the Company has already provided.
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
For the three months ended June 30, 2026, our revenue was $118.1 million and we generated net income of $43.4 million and Adjusted EBITDA of $14.6 million. For the three months ended June 30, 2025, our revenue was $112.2 million, and we had a net loss of $9.5 million and Adjusted EBITDA of $9.3 million. For the six months ended June 30, 2026, our revenue was $225.6 million and we generated net income of $38.7 million and Adjusted EBITDA of $24.3 million. For the six months ended June 30, 2025, our revenue was $222.3 million, and we had a net loss of $22.3 million and Adjusted EBITDA of $15.3 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income (loss) to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”

KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026
Quarterly Paid Employers	63,466	66,302	66,959	59,104	63,329	70,721
Revenue per Paid Employer	$1,734	$1,693	$1,717	$1,889	$1,698	$1,669

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Adjusted EBITDA	$14,556	$9,343	$24,256	$15,277
Adjusted EBITDA margin	12%	8%	11%	7%
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
In the quarter ended June 30, 2026, Quarterly Paid Employers increased 12% when compared to the quarter ended March 31, 2026. We saw strong growth in both new and returning customers as our products continue to improve.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the quarter ended June 30, 2026, Revenue per Paid Employer decreased when compared to the quarter ended March 31, 2026. We experienced an influx of new and returning Paid Employers, some of which only contributed revenue for a portion of the quarter, driving down Revenue per Paid Employer in the quarter ended June 30, 2026.

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as our net income (loss) before interest expense, gain on debt extinguishment, other income (expense), net, income tax expense (benefit), and depreciation and amortization, adjusted to eliminate stock-based compensation expense. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss)	$43,425	$(9,506)	$38,687	$(22,337)
Stock-based compensation	7,368	12,612	15,738	27,239
Depreciation and amortization	3,050	3,393	5,928	6,369
Interest expense	6,686	7,401	14,132	14,793
Gain on debt extinguishment	(59,262)	—	(59,262)	—
Other (income) expense, net	(3,144)	(4,953)	(6,564)	(10,308)
Income tax expense (benefit)	16,433	396	15,597	(479)
Adjusted EBITDA	$14,556	$9,343	$24,256	$15,277
The following tables present net income (loss) margin and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Revenue	$118,061	$112,232	$225,608	$222,297
Net income (loss)	43,425	(9,506)	38,687	(22,337)
Net income (loss) margin	37%	(8)%	17%	(10)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Revenue	$118,061	$112,232	$225,608	$222,297
Adjusted EBITDA	14,556	9,343	24,256	15,277
Adjusted EBITDA margin	12%	8%	11%	7%
Impact of Macroeconomic Conditions
The labor market remains subdued, with lower hiring demand from employers, at least in part due to effects of a variety of global business and macroeconomic factors, including inflationary pressures, elevated borrowing costs, cybersecurity incidents, changes in laws, regulations and administrative policy, including those that impact trade agreements and tariffs, and the impacts of the wars in Ukraine and the Middle East. Despite the continued uncertainty in the labor market, we had a higher number of Quarterly Paid Employers in our marketplace during the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025. Additionally, in the three and six months ended June 30, 2026, we delivered $118.1 million and $225.6 million in revenue, respectively, a 5% and 1% increase compared to the three and six months ended June 30, 2025, respectively.

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

Total Other Income (Expense), Net
Total other income (expense), net is comprised of interest expense, gain on debt extinguishment, and other income (expense), net, as detailed below.
Interest expense consists of interest costs associated with our outstanding borrowings, undrawn fees associated with our expired credit facility, and amortization of issuance costs for our expired credit facility and senior unsecured notes.
Gain on debt extinguishment represents the gain recognized from the repurchase of a portion of our outstanding senior unsecured notes.
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
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rate for the three and six months ended June 30, 2026 differed from the U.S. federal statutory rate of 21% primarily due to tax detriments relating to the settlement of restricted stock units, certain non-deductible expenses including limitations on the amount of deductible officer compensation, and state taxes, partially offset by net tax benefits from research and development tax credits. The effective tax rate for the three and six months ended June 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to tax detriments relating to the settlement of restricted stock units, certain non-deductible expenses including limitations on the amount of deductible officer compensation, state taxes, and net tax benefits from research and development tax credits.

Results of Operations
The following table sets forth our consolidated results of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue(1)	$118,061	$112,232	$225,608	$222,297
Cost of revenue(2)	12,589	11,963	24,563	23,618
Gross profit	105,472	100,269	201,045	198,679
Operating expenses
Sales and marketing(2)	58,936	58,065	113,945	116,533
Research and development(2)	26,372	32,095	52,453	65,361
General and administrative(2)	16,026	16,771	32,057	35,116
Total operating expenses	101,334	106,931	198,455	217,010
Income (loss) from operations	4,138	(6,662)	2,590	(18,331)
Other income (expense)
Interest expense	(6,686)	(7,401)	(14,132)	(14,793)
Gain on debt extinguishment	59,262	—	59,262	—
Other income (expense), net	3,144	4,953	6,564	10,308
Total other income (expense), net	55,720	(2,448)	51,694	(4,485)
Income (loss) before income taxes	59,858	(9,110)	54,284	(22,816)
Income tax expense (benefit)	16,433	396	15,597	(479)
Net income (loss)	$43,425	$(9,506)	$38,687	$(22,337)

____________
(1)Revenue was comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Subscription	$89,919	$87,803	$171,486	$173,168
Performance-based	28,142	24,429	54,122	49,129
Total revenue	$118,061	$112,232	$225,608	$222,297
(2)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$67	$112	$133	$240
Sales and marketing	1,131	2,186	2,545	4,615
Research and development	3,234	5,950	6,838	13,398
General and administrative	2,936	4,364	6,222	8,986
Total stock-based compensation	$7,368	$12,612	$15,738	$27,239

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$118,061	$112,232	$5,829	5%	$225,608	$222,297	$3,311	1%
Revenue increased by $5.8 million, or 5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Despite the continued uncertainty in the labor market, we had a higher number of Quarterly Paid Employers in our marketplace during the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025. Performance-based revenue increased by $3.7 million, or 15%, and subscription revenue increased by $2.1 million, or 2%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. We saw an overall increase in employer spending on our marketplace products and services during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. We believe our products and services continued to improve, providing more value for employers of all sizes by offering solutions with leading matching technology to help employers identify and recruit standout candidates.
Revenue increased by $3.3 million, or 1%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Performance-based revenue increased by $5.0 million, or 10%, while subscription revenue decreased by $1.7 million, or 1%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Despite the continued uncertainty in the labor market, we saw an overall increase in employer spending on our marketplace products and services during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. We believe our products and services continued to improve, providing more value for employers of all sizes by offering solutions with leading matching technology to help employers identify and recruit standout candidates.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$12,589	$11,963	$626	5%	$24,563	$23,618	$945	4%
Gross margin	89%	89%			89%	89%
Cost of revenue increased $0.6 million, or 5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Gross margin was 89% for both the three months ended June 30, 2026 and June 30, 2025, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.
Cost of revenue increased $0.9 million, or 4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Gross margin was 89% for both the six months ended June 30, 2026 and June 30, 2025, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$58,936	$58,065	$871	2%	$113,945	$116,533	$(2,588)	(2)%
Percentage of revenue	50%	52%			51%	52%
Sales and marketing expenses increased by $0.9 million, or 2%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by a $3.0 million increase in marketing and advertising spend as we deployed marketing dollars towards campaigns we believe will drive a strong return on investment and a $0.6 million increase in travel and entertainment expenses. The increase was partially offset by a $1.5 million decrease in personnel-related costs for our sales and marketing employees, corresponding with lower headcount in the current-year period. Stock-based compensation expense for our sales and marketing employees also decreased by $1.1 million corresponding with a lower grant date fair value of equity awards recognized as expense in the current period as well as lower headcount.
Sales and marketing expenses decreased by $2.6 million, or 2%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily driven by a $4.2 million decrease in personnel-related costs for our sales and marketing employees, corresponding with lower headcount in the current-year period. Stock-based compensation expense for our sales and marketing employees also decreased by $2.1 million corresponding with a lower grant date fair value of equity awards recognized as expense in the current period as well as lower headcount. The decrease was partially offset by a $4.2 million increase in marketing and advertising spend as we deployed marketing dollars towards campaigns we believe will drive a strong return on investment.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development	$26,372	$32,095	$(5,723)	(18)%	$52,453	$65,361	$(12,908)	(20)%
Percentage of revenue	22%	29%			23%	29%
Research and development expenses decreased by $5.7 million, or 18%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by a $2.7 million decrease in stock-based compensation expense for our research and development employees corresponding with lower headcount in the current-year period as well as a lower grant date fair value of equity awards recognized as expense in the current period. Personnel-related costs for our research and development employees also decreased by $2.2 million, primarily driven by lower headcount.
Research and development expenses decreased by $12.9 million, or 20%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by a $6.6 million decrease in stock-based compensation expense for our research and development employees corresponding with a lower grant date fair value of equity awards recognized as expense in the current period as well as lower headcount in the current-year period. Personnel-related costs for our research and development employees also decreased by $5.2 million, primarily driven by lower headcount.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$16,026	$16,771	$(745)	(4)%	$32,057	$35,116	$(3,059)	(9)%
Percentage of revenue	14%	15%			14%	16%
General and administrative expenses decreased by $0.7 million, or 4%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by a $1.4 million decrease in stock-based compensation expense for our general and administrative employees corresponding with a lower grant date fair value of equity awards recognized as expense in the current period and lower headcount in the current period.
General and administrative expenses decreased by $3.1 million, or 9%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by a $2.7 million decrease in stock-based compensation expense for our general and administrative employees corresponding with a lower grant date fair value of equity awards recognized as expense in the current period and lower headcount in the current period. Personnel-related costs for our general and administrative employees also decreased by $1.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by lower headcount.

Total Other Income (Expense), Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Total other income (expense), net	$55,720	$(2,448)	$58,168	*	$51,694	$(4,485)	$56,179	*
____________
*Change not meaningful due to the impact of the gain on debt extinguishment for the three and six months ended June 30, 2026.

Total other income (expense), net increased by $58.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by a $59.3 million gain on debt extinguishment recognized from the repurchase of a portion of our outstanding senior unsecured notes. The increase was partially offset by a $1.4 million decrease related to income accretion for our marketable securities purchased at a discount.
Total other income (expense), net increased by $56.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by a $59.3 million gain on debt extinguishment recognized from the repurchase of a portion of our outstanding senior unsecured notes. The increase was partially offset by a $2.6 million decrease related to income accretion for our marketable securities purchased at a discount.
Income Tax Expense (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$16,433	$396	$16,037	*	$15,597	$(479)	$16,076	*
Effective tax rate	27.5%	(4.3)%			28.7%	2.1%
____________
*Change not meaningful due to higher pre-tax income for the three and six months ended June 30, 2026.

Income tax expense (benefit) increased by $16.0 million and $16.1 million for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 respectively. The increase was primarily driven by changes in pretax results in each period, including the current period $59.3 million pre-tax gain on debt extinguishment tax affected at the standard U.S. federal and state statutory tax rates.

Liquidity and Capital Resources
As of June 30, 2026, we had cash, cash equivalents and marketable securities totaling $173.8 million and restricted cash of $2.3 million. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes.

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
Senior Unsecured Notes
On January 12, 2022, we issued an aggregate principal amount of $550.0 million senior unsecured notes due 2030, or the Notes, in a private placement. The Notes were issued pursuant to an indenture dated as of January 12, 2022, or the Indenture. Pursuant to the Indenture, the Notes will mature on January 15, 2030 and bear interest at a rate of 5% per year. Interest on the Notes is payable semi-annually in arrears on January 15 and July 15 of each year.
The Indenture contains certain customary negative covenants, including, but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, and limitations on asset sales. The Indenture also contains customary events of default.
At any time prior to January 15, 2030, we have the option, at our sole discretion, to redeem all or a portion of the Notes subject to the payment of certain premiums, make-whole provisions, and accrued and unpaid interest. In addition, we may, at any time and from time to time, seek to retire or purchase our outstanding debt through open-market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise, which, if completed, could involve the use of cash, in amounts that may be material, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors that could materially affect our liquidity. Upon the occurrence of a change of control triggering event, we must offer to repurchase the Notes at a repurchase price equal to 101% of the aggregate principal amount to be repurchased, and any accrued and unpaid interest.
In June 2026, we repurchased $294.6 million of aggregate principal amount of the Notes for a total repurchase price of $232.8 million (plus accrued and unpaid interest to, but excluding, the applicable closing date) via separate, privately negotiated repurchase agreements entered into with certain holders of our Notes. As a result of the repurchases, we retired over half of our outstanding Notes due in 2030 at a discount to par value, resulting in $255.4 million of aggregate principal amount of our Notes outstanding as of June 30, 2026.
For more information on the Notes, please see Note 11 – Debt to our audited consolidated financial statements in the 2025 Form 10-K.
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
During the six months ended June 30, 2026, we repurchased 3.5 million shares of our Class A common stock for an aggregate purchase price of $9.4 million under our share repurchase program through open market purchases.
Approximately $111.8 million remains available for future repurchases of our common stock under our share repurchase program as of June 30, 2026. For more information, see Note 9 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Investments
As of June 30, 2026, we held $105.4 million in total investments, consisting of money market mutual funds and available-for-sale debt securities. These investments are included within cash and cash equivalents and marketable securities within our condensed consolidated balance sheets. During the three months ended June 30, 2026, a significant amount of our investments held at March 31, 2026 matured to fund the repurchases of the Notes. Our remaining investments consist of money market mutual funds and available-for-sale debt securities, which are included within cash and cash equivalents and marketable securities within our condensed consolidated balance sheets.
During the three and six months ended June 30, 2026, we continued to manage our excess cash reserves by investing primarily in money market mutual funds and also in highly rated debt securities. The primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments. We consider all of our investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities within current assets in our condensed consolidated balance sheets.
For more information, see Note 5 – Financial Instruments to our condensed consolidated financial statements included in this report.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025

Net cash provided by operating activities	$11,921	$634
Net cash provided by investing activities	173,409	68,491
Net cash used in financing activities	(241,292)	(84,101)
Net decrease in cash, cash equivalents, and restricted cash	$(55,962)	$(14,976)
Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the six months ended June 30, 2026, cash provided by operating activities was $11.9 million resulting from our net income of $38.7 million, adjusted by non-cash items of $20.1 million and a net decrease of $6.7 million in our operating assets and liabilities. The non-cash items primarily resulted from a $59.3 million gain on debt extinguishment and $1.7 million in amortization and accretion of marketable securities, partially offset by $15.9 million related to the change in our deferred income taxes primarily driven by the utilization of carried forward tax losses resulting from the taxable gain on debt extinguishment, $15.7 million for stock-based compensation expense, $5.9 million pertaining to amortization of intangible assets and depreciation, and $1.0 million pertaining to non-cash lease expense. The decrease of $6.7 million related to changes in our operating assets and liabilities was primarily driven by a $7.0 million decrease in accrued interest, a $1.5 million increase in other assets, a $1.3 million increase in accounts receivable, a $1.2 million decrease in our operating lease liabilities, and a $1.2 million increase in prepaid expenses and other assets, partially offset by a $3.4 million increase in our accounts payable and accrued expenses and other liabilities, a $1.3 million increase in deferred revenue, and a $0.7 million decrease in deferred commissions.
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

Investing Activities
For the six months ended June 30, 2026, cash provided by investing activities was $173.4 million resulting from $239.3 million received from paydowns, maturities and redemptions of marketable securities and $1.3 million received from sales of marketable securities, partially offset by $62.9 million used in purchases of marketable securities and $3.9 million capitalized for software development costs.
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
Financing Activities
For the six months ended June 30, 2026, cash used in financing activities was $241.3 million which consisted of $229.7 million for the repurchases of the Notes, $9.5 million for the repurchase of common stock, and $2.4 million for the net settlement of taxes on equity awards, partially offset by $0.3 million of proceeds from the exercise of stock options.
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
Obligations and Other Commitments
See the 2025 Form 10-K for our future minimum commitments related to certain software service agreements. Through June 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Additionally, we are subject to interest rate risk in connection with our investments. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. To minimize interest rate risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market mutual funds, U.S. government and agency securities, and corporate debt securities. To assess interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio. Based on investment positions as of June 30, 2026, a hypothetical increase in interest rates of 100 basis points across all maturities would not result in a material impact to the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in the past, anticipate increasing our operating expenses in the future, and may not regain or sustain profitability.
While we earned net income of $43.4 million and $38.7 million for the three and six months ended June 30, 2026, respectively, as well as $49.1 million and $61.5 million for the years ended December 31, 2023 and 2022, respectively, we have also incurred significant net losses in other periods, including a net loss of $33.0 million and $12.9 million for the years ended December 31, 2025 and 2024, respectively. As of June 30, 2026, we had an accumulated deficit of $39.7 million. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to regain or maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that we can sustain profitability.
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
Data security breaches and other data privacy and security incidents may also result from non-technical means, for example, through human error. Any such security compromise could result in a violation of applicable data privacy, security, breach notification and other laws, regulatory or other governmental investigations, enforcement actions, litigation (including class action litigation), and legal and financial exposure, including potential contractual liability. We may need to expend significant resources to protect against, and to address issues created by, security breaches and other privacy and security incidents. These liabilities may exceed the amounts covered by our insurance or our insurance coverage may not extend to or be adequate for liabilities actually incurred, or our insurance may not continue to be available to us on economically reasonable terms, or at all. Any such compromise could also result in damage to our reputation, a loss of confidence in our security measures, and an adverse impact on our business.
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

Several U.S. and European jurisdictions currently or will soon regulate specific uses of AI Technologies. For example, New York City currently regulates the use of automated employment decision tools by employers and employment agencies; Utah regulates disclosures for the use of generative AI Technologies; Illinois regulates AI Technologies in employment decision-making process; Colorado regulates the use of automated decision-making technologies (ADMT) in consequential decisions, and Texas prohibits specific AI Technologies use cases (including those developed or deployed with the intent of unlawfully discriminating against a protected class under federal or state law). California has also enacted several new AI laws that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of AI Technologies and the types of data used to train such AI models. Relatedly, various state laws including the CCPA regulate the use of automated decision making technology that results in legal or similarly significant effects on individuals, and provide rights to individuals with respect to that automated decision making.
In the EU, the Artificial Intelligence Act, or the EU AI Act, entered into force in August 2024. The EU AI Act seeks to create a comprehensive legal framework for the regulation of AI systems across the EU. In July 2026, the Digital Omnibus on AI entered into force, deferring obligations for high-risk AI systems to December 2027 (for high-risk AI systems described in Annex III, including those related to recruitment) and August 2028 (for high-risk AI systems described in Annex I, including those embedded in regulated products). Transparency obligations for providers and deployers of certain AI systems, including generative and interactive AI systems and deepfakes, took effect in August 2026. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the EU, including, for certain types of AI systems, requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. Failure to comply with such laws or regulations could subject us to legal or regulatory liability. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
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
From time to time, we may be subject to claims, lawsuits (including class actions), government investigations, arbitrations and other proceedings involving competition and antitrust, intellectual property, privacy (including claims that the collection or provision of certain information, including personal information, by us or by third parties with whom we interact breached laws or regulations relating to privacy or data protection), consumer protection, securities, tax, labor and employment, commercial disputes (including claims relating to our marketplace functionality), and other matters that could adversely affect our business operations and financial condition. For example, in June 2026, a purported stockholder of the Company filed a complaint against certain current and former directors of the Company and the Company, generally alleging breaches of the directors’ fiduciary duties in connection with the Company’s share repurchase program authorized by the Company’s board of directors. The outcome of any legal proceeding, regardless of its merits, is inherently uncertain. Regardless of the merits, pending or future legal proceedings could result in a diversion of management’s attention and resources and reputational harm, and we may be required to incur significant expenses defending against these claims or pursuing claims against third parties to protect our rights. If we do not prevail in litigation, we could incur substantial liabilities. We may also determine in certain instances that a settlement may be a more cost-effective and efficient resolution for a dispute. Any applicable insurance policies may be inadequate or may not be available in the future on acceptable terms, or at all, and such policies may not cover all claims made against us.
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
We had $255.4 million of indebtedness (excluding intercompany indebtedness) as of June 30, 2026. Our indebtedness could have important consequences, including:
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
In addition, the indenture governing the remaining $255.4 million aggregate principal amount of our outstanding senior unsecured notes that we issued in January 2022 contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default under the indenture governing the senior unsecured notes which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.
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
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of June 30, 2026, Ian Siegel, our chief executive officer and the sole holder of our outstanding Class B common stock, beneficially owned approximately 15.8% of our total outstanding common stock as a class and held approximately 79.0% of the voting power of our total outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the sole holder of our Class B common stock controls a substantial majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Mr. Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
As of June 30, 2026, the board of directors had authorized us to repurchase up to $750.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. Approximately $111.8 million remains available for future repurchases under our $750.0 million share repurchase program as of June 30, 2026.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Plans
During the quarter ended June 30, 2026, no individual serving as a director and/or an officer (as defined in Rule 16a-1(f) of the Exchange Act) of our company adopted or terminated a trading plan for the purchase or sale of our securities as described in Item 408 of Regulation S-K.
Amended and Restated Change in Control and Severance Agreements
On July 30, 2026, we entered into amended and restated change in control and severance agreements with certain of our executive officers, including: Ian Siegel, Chief Executive Officer; David Travers, President and interim Chief Financial Officer; Amy Garefis, Executive Vice President, Chief People Officer; Ryan Sakamoto, Executive Vice President, Chief Legal Officer; and Boris Shimanovsky, Executive Vice President, Chief Technology Officer. Carmen Chan, who will commence serving as our Chief Financial Officer and principal financial officer effective as of August 17, 2026, also signed a change in control and severance agreement on the terms described below in connection with her commencement of employment with the Company.
The change in control and severance agreements provide for the following benefits if the executive is terminated by us without cause (as such term is defined in the change in control and severance agreement) outside of a change in control (as such term is defined in the change in control and severance agreement) in exchange for a customary release of claims: (1) a lump sum severance payment of six months’ base salary, (2) a lump sum payment equal to the executive officer’s then-current target bonus opportunity on a prorated basis, and (3) payment of premiums for continued medical benefits (or equivalent cash payment if applicable law so requires) for a period of twelve months.
If the executive officer’s employment is terminated by us without cause or by the executive for good reason within the three months preceding a change in control or within the 12 months following a change in control, the change in control and severance agreements provide the following benefits in exchange for a customary release of claims: (1) a lump sum severance payment of twelve months’ base salary, (2) a lump sum payment equal to the executive officer’s then-current target bonus opportunity, (3) 100% acceleration of any then-unvested equity awards, other than awards that vest on the satisfaction of performance criteria; provided, however, with respect to any outstanding equity awards that would vest only upon satisfaction of performance criteria, such awards shall accelerate and become vested and exercisable as if such awards had been achieved at the greater of (x) actual achievement (if measurable on the date of termination) or (y) target levels, (4) payment of premiums for continued medical benefits (or equivalent cash payment if applicable law so requires) for a period of twelve months, and (5) any unpaid annual bonus for the calendar year prior to the year in which the executive's termination occurs, to the extent earned and not already paid.
The foregoing description of the amended and restated change in control and severance agreements are qualified in their entirety by reference to the full agreement, a form of which is filed as Exhibit 10.2 and incorporated herein by reference.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation, as amended.	10-Q	001-40406	3.1	8/07/2024
3.2	Amended and Restated Bylaws.	8-K	001-40406	3.1	4/27/2023
10.1	Offer Letter by and between ZipRecruiter, Inc. and Carmen Chan, dated May 6, 2026.					X
10.2	Form of Amended and Restated Change in Control and Severance Agreement.					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on August 5, 2026.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer

By:	/s/ David Travers
David Travers
President and interim Chief Financial Officer