Form 10-Q
period 2026-09-30
ZIPRECRUITER, INC.
filed 2026-11-09
CIK 1617553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 68,830,871 shares of Class A common stock outstanding and 12,838,509 shares of Class B common stock outstanding as of November 2, 2026.

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in research and development, sales and marketing, and general and administrative expenses (including any components of the foregoing), and our ability to achieve and/or maintain future profitability;
•effects of a variety of global business and macroeconomic factors that affect our business, the employment market, and the economy in general, including inflationary pressures, a volatile interest rate environment, elevated borrowing costs, cybersecurity incidents, changes in laws, regulations and administrative policy, including those that impact trade agreements and tariffs, and the impacts of ongoing geopolitical conflicts and instability;
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
•If internet search or generative AI engines’ methodologies or other channels that we use to direct traffic to our website are modified to our disadvantage, or our search result page rankings decline for other reasons, our user growth could decline.
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZipRecruiter, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par values)
(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$174,724	$188,028
Marketable securities	—	221,109
Accounts receivable, net of allowances of $2,231 and $2,031 at September 30, 2026 and December 31, 2025, respectively	29,555	25,666
Prepaid expenses and other assets	11,559	11,097
Deferred commissions, current portion	2,741	2,951
Total current assets	218,579	448,851
Property and equipment, net	3,663	4,076
Operating lease right-of-use assets	8,265	9,715
Internal-use software, net	14,733	16,050
Deferred commissions, net of current portion	3,056	3,770
Intangible assets, net	1,895	3,369
Goodwill	8,518	8,518
Deferred tax assets, net	54,812	75,192
Other assets	5,133	202
Total assets	$318,654	$569,743

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$10,276	$9,115
Accrued expenses	40,010	36,610
Accrued interest	2,646	12,864
Deferred revenue	11,610	9,731
Operating lease liabilities, current portion	2,134	2,213
Other current liabilities	—	363
Total current liabilities	66,676	70,896
Operating lease liabilities, net of current portion	8,924	10,688
Long-term borrowings, net	248,715	544,780
Other long-term liabilities	21,683	20,580
Total liabilities	345,998	646,944
Commitments and contingencies (Note 8)

Stockholders' deficit
Preferred Stock, $0.00001 par value; 50,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.00001 par value; 700,000 shares authorized as of September 30, 2026 and December 31, 2025; 68,831 and 71,372 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Class B convertible common stock, $0.00001 par value; 700,000 shares authorized as of September 30, 2026 and December 31, 2025; 12,839 and 13,225 shares issued as of September 30, 2026 and December 31, 2025, respectively, and 12,839 and 13,030 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B treasury stock, no shares outstanding as of September 30, 2026 and 195 shares outstanding as of December 31, 2025	—	(644)
Additional paid-in capital	7,212	—
Accumulated deficit	(34,558)	(76,590)
Accumulated other comprehensive income	1	32
Total stockholders' deficit	(27,344)	(77,201)
Total liabilities and stockholders' deficit	$318,654	$569,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$124,444	$114,982	$350,052	$337,279
Cost of revenue	12,681	12,515	37,244	36,133
Gross profit	111,763	102,467	312,808	301,146
Operating expenses
Sales and marketing	59,318	59,952	173,263	176,485
Research and development	25,336	30,854	77,789	96,215
General and administrative	16,244	16,688	48,301	51,804
Total operating expenses	100,898	107,494	299,353	324,504
Income (loss) from operations	10,865	(5,027)	13,455	(23,358)
Other income (expense)
Interest expense	(3,329)	(7,406)	(17,461)	(22,199)
Gain on debt extinguishment	741	—	60,003	—
Other income (expense), net	1,425	4,119	7,989	14,427
Total other income (expense), net	(1,163)	(3,287)	50,531	(7,772)
Income (loss) before income taxes	9,702	(8,314)	63,986	(31,130)
Income tax expense	4,594	1,508	20,191	1,029
Net income (loss)	5,108	(9,822)	43,795	(32,159)
Net income (loss) per share:
Basic	$0.06	$(0.11)	$0.53	$(0.35)
Diluted	$0.06	$(0.11)	$0.53	$(0.35)
Weighted average shares used in computing net income (loss) per share:
Basic	81,944	86,295	82,418	91,600
Diluted	83,239	86,295	83,283	91,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$5,108	$(9,822)	$43,795	$(32,159)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale debt securities	2	59	(31)	12
Total other comprehensive income (loss)	2	59	(31)	12
Total comprehensive income (loss)	$5,110	$(9,763)	$43,764	$(32,147)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZipRecruiter, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands)
(unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Class B Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	71,372	$1	13,225	$—	(195)	$(644)	$—	$(76,590)	$32	$(77,201)
Conversion of Class B stock to Class A stock	144	—	(144)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	6	—	144	—	—	—	301	—	—	301
Issuance of common stock upon the vesting and settlement of RSUs	842	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	8,617	—	—	8,617
Shares withheld related to net share settlement	(376)	—	—	—	—	—	(1,066)	—	—	(1,066)
Repurchase and retirement of common stock	(3,495)	—	—	—	—	—	(7,852)	(1,681)	—	(9,533)
Share repurchase excise tax	—	—	—	—	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	—	—	—	(4,738)	—	(4,738)
Other comprehensive loss	—	—	—	—	—	—	—	—	(62)	(62)
Balance as of March 31, 2026	68,493	$1	13,225	$—	(195)	$(644)	$—	$(83,091)	$(30)	$(83,764)
Conversion of Class B stock to Class A stock	15	—	(15)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	15	—	—	—	15	—	—	15
Issuance of common stock upon the vesting and settlement of RSUs	1,052	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	7,683	—	—	7,683
Shares withheld related to net share settlement	(363)	—	—	—	—	—	(1,310)	—	—	(1,310)
Share repurchase excise tax	—	—	—	—	—	—	109	—	—	109
Net income	—	—	—	—	—	—	—	43,425	—	43,425
Other comprehensive income	—	—	—	—	—	—	—	—	29	29
Balance as of June 30, 2026	69,197	$1	13,225	$—	(195)	$(644)	$6,497	$(39,666)	$(1)	$(33,813)
Conversion of Class B stock to Class A stock	207	—	(207)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	16	—	—	—	22	—	—	22
Issuance of common stock upon the vesting and settlement of RSUs	811	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	7,307	—	—	7,307
Shares withheld related to net share settlement	(343)	—	—	—	—	—	(1,355)	—	—	(1,355)
Repurchase and retirement of common stock	(1,041)	—	—	—	—	—	(4,494)	—	—	(4,494)
Share repurchase excise tax	—	—	—	—	—	—	(121)	—	—	(121)
Retirement of treasury stock	—	—	(195)	—	195	644	(644)	—	—	—
Net income	—	—	—	—	—	—	—	5,108	—	5,108
Other comprehensive income	—	—	—	—	—	—	—	—	2	2
Balance as of September 30, 2026	68,831	$1	12,839	$—	—	$—	$7,212	$(34,558)	$1	$(27,344)

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

ZipRecruiter, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$43,795	$(32,159)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	22,766	38,299
Depreciation and amortization	8,813	9,585
Provision for bad debts	868	921
Deferred income taxes	20,332	(3,302)
Non-cash lease expense	1,450	2,604
Amortization and accretion of marketable securities	(1,802)	(5,579)
Gain on debt extinguishment	(60,003)	—
Other	2,280	2,199
Change in operating assets and liabilities:
Accounts receivable	(4,757)	(2,338)
Prepaid expenses and other assets	(203)	(1,064)
Deferred commissions	924	260
Other assets	(2,079)	982
Accounts payable	1,178	900
Accrued expenses and other liabilities	3,898	801
Accrued interest	(10,218)	(6,877)
Deferred revenue	1,851	467
Operating lease liabilities	(1,843)	(2,454)
Net cash provided by operating activities	27,250	3,245
Cash flows from investing activities
Purchases of property and equipment	(516)	(976)
Capitalized internal-use software costs	(5,538)	(5,023)
Purchases of marketable securities	(62,905)	(401,632)
Sales of marketable securities	1,301	983
Paydowns, maturities, and redemptions of marketable securities	283,355	493,521
Net cash provided by investing activities	215,697	86,873
Cash flows from financing activities
Repurchase of common stock	(14,027)	(94,105)
Proceeds from exercise of stock options	338	2,506
Payments of tax withholdings on net settlement of equity awards	(3,731)	(5,879)
Proceeds from issuance of stock under employee stock purchase plan	—	1,665
Payment of acquisition-related non-employee investor holdback consideration	—	(928)
Repurchases of senior unsecured notes	(236,764)	—
Net cash used in financing activities	(254,184)	(96,741)
Net decrease in cash, cash equivalents, and restricted cash	(11,237)	(6,623)
Cash, cash equivalents, and restricted cash
Beginning of period	188,028	218,432
End of period	$176,791	$211,809
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$174,724	$211,809
Restricted cash included in prepaid expenses and other assets	259	—
Restricted cash included in other assets	1,808	—
Total cash, cash equivalents, and restricted cash	$176,791	$211,809

Supplemental disclosure of non-cash activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	—	7,148
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
The operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026 or any future period.
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
The Company classifies and accounts for its debt securities as available-for-sale, and it carries such securities at fair value with unrealized gains and losses reported net of tax as a separate component of stockholders' deficit in accumulated other comprehensive income. In connection with its available-for-sale debt securities, the Company recorded immaterial pre-tax unrealized gains and losses during the three and nine months ended September 30, 2026 and 2025 in other comprehensive income (loss) with no associated tax expense.
The Company determines any realized gains and losses on the sale of its available-for-sale debt securities using a specific identification method, and it records such gains and losses through other income (expense), net in its condensed consolidated statements of operations. During the three months ended September 30, 2026 and 2025, the Company did not have any sales of its available-for-sale debt securities and consequently, did not reclassify any amounts out of accumulated other comprehensive income into other income (expense), net in the condensed consolidated statements of operations. During the nine months ended September 30, 2026 and 2025, the Company recorded $1.3 million and $1.0 million, respectively, in proceeds related to sales of its available-for-sale debt securities and no material gross realized gains or gross realized losses as a result of such sales. Such securities were purchased during the nine months ended September 30, 2026 and 2025, and consequently, the Company did not reclassify any amounts out of beginning accumulated other comprehensive income into other income (expense), net in the condensed consolidated statements of operations.
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

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Sales and marketing costs are expensed as incurred, and consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Marketing and advertising	$36,063	$36,725	$104,272	$100,748
Other sales and marketing	23,255	23,227	68,991	75,737
Total sales and marketing	$59,318	$59,952	$173,263	$176,485
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
Revenue is attributed to geographic regions based on locations where services are provided to the Company’s customers. Foreign countries outside of the United States, in aggregate, accounted for less than 2% of the Company’s revenue for each of the three and nine months ended September 30, 2026 and 2025. In addition, long-lived assets outside of the United States were not material as of September 30, 2026 and December 31, 2025.
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
One customer accounted for 16% and 14% of the Company’s outstanding accounts receivable as of September 30, 2026 and December 31, 2025, respectively. One additional customer accounted for 12% and 16% of the Company’s outstanding accounts receivable as of September 30, 2026 and December 31, 2025, respectively. The Company closely monitors the financial conditions of the foregoing customers, which have been in good credit standing. No other customer individually accounted for 10% or more of the Company’s outstanding accounts receivable as of September 30, 2026 and December 31, 2025. As such, the Company does not consider the concentration of its accounts receivable to be a material risk. For the three and nine months ended September 30, 2026 and 2025, there were no customers that individually represented 10% or more of revenue.
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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes amendments to various topics in the FASB Accounting Standards Codification to clarify guidance, correct unintended applications, and make other incremental improvements to U.S. GAAP. The update codifies a third permissible method for accounting for the excess of repurchase price over par value upon formal or constructive retirement for shares repurchased. Under this method, all excess of repurchase price over par value may be charged entirely to additional paid-in capital, to the extent additional paid-in capital is available, with any remaining excess deducted from retained earnings. The update will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of this update on its consolidated financial statements.
3.    Net Income (Loss) Per Share
The following table presents the Company’s basic net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) per share, basic:
Net income (loss)	$5,108	$(9,822)	$43,795	$(32,159)
Weighted average shares of Class A and Class B common stock outstanding	81,944	86,295	82,418	91,600
Net income (loss) per share, basic	$0.06	$(0.11)	$0.53	$(0.35)

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the Company’s diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$5,108	$(9,822)	$43,795	$(32,159)

Denominator:
Weighted average shares of Class A and Class B common stock outstanding, basic	81,944	86,295	82,418	91,600
Effect of dilutive securities:
Options to purchase common stock	49	—	38	—
Unvested restricted stock units	1,246	—	827	—
Weighted average shares of Class A and Class B common stock outstanding, diluted	83,239	86,295	83,283	91,600
Net income (loss) per share, diluted	$0.06	$(0.11)	$0.53	$(0.35)
The weighted average number of potentially dilutive common stock equivalents of 4.6 million and 6.0 million were excluded from the computation of diluted net income per share during the three and nine months ended September 30, 2026, respectively, because their inclusion would have been anti-dilutive. The weighted average number of potentially dilutive common stock equivalents of 9.8 million and 10.7 million were excluded from the computation of diluted net loss per share during the three and nine months ended September 30, 2025, respectively, because their inclusion would have been anti-dilutive.

4.    Revenue Information
The Company disaggregates revenue into two streams: subscription revenue and performance-based revenue. The following table presents the Company’s revenue streams (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Subscription	$93,591	$87,729	$265,077	$260,897
Performance-based	30,853	27,253	84,975	76,382
Total revenue	$124,444	$114,982	$350,052	$337,279
The Company recognized $9.7 million and $10.6 million of revenue during the nine months ended September 30, 2026 and 2025, respectively, that was included in the deferred revenue balances as of December 31, 2025 and 2024, respectively.
As of September 30, 2026 and December 31, 2025, the Company had no contract assets.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Performance Obligations
No revenue was recognized during the three and nine months ended September 30, 2026 and 2025 from performance obligations satisfied in previous periods.
As of September 30, 2026, the Company did not have any material remaining performance obligations expected to be recognized in the future. Generally, any remaining performance obligations relate primarily to subscription services such as time-based job posting plans, upsell services, and resume database plans that will be invoiced in future periods, and exclude (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company only recognizes revenue at the amount to which it has the right to invoice for services performed.

5.    Financial Instruments
Fair Value Measurements
The following table presents the Company’s financial assets measured at fair value on a recurring basis, as well as the amortized cost basis and gross unrealized gains and losses of those assets as of September 30, 2026 (in thousands):

					Balance Sheet Classification
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Prepaid Expenses and Other Assets	Other Assets
Level 1:
Cash	$68,413	$—	$—	$68,413	$68,413	$—	$—	$—
Restricted cash (1)	2,067	—	—	2,067	—	—	259	1,808
Money market mutual funds	106,311	—	—	106,311	106,311	—	—	—
Total cash, cash equivalents, marketable securities, and restricted cash	$176,791	$—	$—	$176,791	$174,724	$—	$259	$1,808
____________
(1)     The Company’s credit facility expired on its maturity date of April 30, 2026, and the Company elected not to renew it. Letters of credit previously issued against the credit facility remain outstanding and are cash collateralized by a $2.1 million restricted deposit as of September 30, 2026. These funds are legally restricted from general corporate use and are released over time based on the terms of the Company’s lease agreements. Amounts with restriction periods of less than twelve months are classified within “Prepaid expenses and other assets” and amounts with restriction periods of twelve months or longer are classified within “Other assets” on the Company’s condensed consolidated balance sheets. As of September 30, 2026, restricted cash of $0.3 million was included in “Prepaid expenses and other assets” and $1.8 million was included in “Other assets.”

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
The carrying amounts of the Company’s remaining financial instruments not discussed in the above table, including accounts receivable and accounts payable, approximate fair value because of their short-term maturities, except for the Company’s senior unsecured notes due 2030 (the “Notes”) which are valued on a quarterly basis for disclosure purposes only based on quoted prices for the Notes in less active markets and categorized accordingly as Level 2 in the fair value hierarchy. In June 2026, the Company entered into separate, privately negotiated repurchase agreements with certain holders of the Notes to repurchase $294.6 million of aggregate principal amount of the Notes for a discounted par value of $229.4 million (plus fees directly related to the transaction and accrued and unpaid interest to, but excluding, the applicable closing date). In September 2026, the Company engaged in open market transactions to repurchase $4.7 million of aggregate principal amount of the Notes for a discounted par value of $3.9 million (plus fees directly related to the transaction and accrued and unpaid interest to, but excluding, the applicable closing date). The aggregate fair value of the outstanding Notes was estimated to be approximately $209.3 million as of September 30, 2026. The aggregate fair value of the Notes was estimated to be approximately $429.0 million as of December 31, 2025. For more information on the Notes, including the repurchases completed in June 2026 and September 2026, see Note 7.
Equity Securities
The Company’s investments in equity securities consist primarily of money market mutual funds. During the three and nine months ended September 30, 2026 and 2025, the Company recorded no unrealized gains or losses in connection with its money market mutual funds held as of September 30, 2026.

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Available-for-sale Debt Securities
The Company had no available-for-sale debt securities as of September 30, 2026.
The following table summarizes the available-for-sale debt securities which had been in a continuous unrealized loss position for less than 12 months as of December 31, 2025 (in thousands):

	December 31, 2025
	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$37,956	$(21)
Asset-backed securities	6,411	(1)
Total available-for-sale debt securities	$44,367	$(22)
The Company had no available-for-sale debt securities in a continuous unrealized loss position for more than 12 months as of December 31, 2025.
The Company did not recognize any credit losses for its available-for-sale debt securities during the three and nine months ended September 30, 2026 and 2025. The Company had no ending allowance balances for credit losses as of September 30, 2026 or December 31, 2025.
During the three months ended September 30, 2026 and 2025, the Company had no sales of its available-for-sale debt securities. During the nine months ended September 30, 2026 and 2025, the Company recorded $1.3 million and $1.0 million, respectively, in proceeds related to sales of its available-for-sale debt securities. The Company recorded no material gross realized gains or gross realized losses in its condensed consolidated statements of operations as a result of such sales.

6.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued compensation and benefits	$16,914	$17,681
Accrued marketing	11,465	8,242
Accrued commissions	3,741	3,061
Accrued partner expenses	2,032	1,865
Accrued refunds and customer liabilities	1,737	1,473
Other accrued expenses	4,121	4,288
Total accrued expenses	$40,010	$36,610

7.    Debt
Credit Facility
In April 2021, the Company entered into a $250.0 million credit facility agreement with a syndicate of banks. In July 2024, the Company entered into a supplement to the credit facility agreement, which increased the aggregate revolving commitments available under the credit facility from $250.0 million to

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
$290.0 million. The credit facility expired on its maturity date of April 30, 2026, and the Company elected not to renew it. At the time of expiration, there were no outstanding borrowings under the credit facility. Letters of credit previously issued against the credit facility remain outstanding and are cash collateralized by a $2.1 million restricted deposit as of September 30, 2026.
Senior Unsecured Notes
On January 12, 2022, the Company issued an aggregate principal amount of $550.0 million senior unsecured Notes in a private placement. The Notes will mature on January 15, 2030 and bear interest at a rate of 5% per year. Interest on the Notes is payable semi-annually in arrears on January 15 and July 15 of each year. Unpaid interest amounts are included within accrued interest in the Company’s condensed consolidated balance sheets. At its sole discretion, the Company has the option to redeem the Notes at any time in whole or in part at specified redemption prices. The Company may seek to retire or purchase outstanding debt through open-market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise.
During the nine months ended September 30, 2026, the Company repurchased $299.3 million of aggregate principal amount of the Notes for a total repurchase price of $236.8 million (plus accrued and unpaid interest to, but excluding, the applicable closing date), including $294.6 million of aggregate principal amount of the Notes purchased through separate, privately negotiated repurchase agreements with certain holders of the Notes for a total repurchase price of $232.8 million (plus accrued and unpaid interest to, but excluding, the applicable closing date) and $4.7 million of aggregate principal amount of the Notes purchased in the open market for a total repurchase price of $4.0 million (plus accrued and unpaid interest to, but excluding, the applicable closing date).
The Company accounted for the repurchases of the Notes as a debt extinguishment, which resulted in a gain on debt extinguishment in the periods in which the transactions occurred. For the three months ended September 30, 2026, the Company recognized a gain on debt extinguishment of $0.7 million. The gain represents the difference between the reacquisition price of the debt inclusive of immaterial fees directly related to the transaction, and the net carrying amount of the debt being extinguished inclusive of the immaterial write-off of a portion of unamortized debt issuance costs. For the nine months ended September 30, 2026, the Company recognized a gain on debt extinguishment of $60.0 million. The gain represents the difference between the reacquisition price of the debt inclusive of $3.4 million of fees directly related to the transaction, and the net carrying amount of the debt being extinguished inclusive of the $2.5 million write-off of a portion of unamortized debt issuance costs.
The Company includes its Notes, net of debt issuance costs, within long-term borrowings in its condensed consolidated balance sheets. As of September 30, 2026, the Company had a carrying amount of approximately $2.0 million of debt issuance costs related to the Notes.
For the three months ended September 30, 2026 and 2025, the Company recognized $3.3 million and $7.2 million, respectively, in interest expense related to the Notes. Such interest expense includes $0.1 million and $0.3 million related to the amortization of debt issuance costs for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized $17.1 million and $21.5 million, respectively, in interest expense related to the Notes. Such interest expense includes $0.7 million and $0.8 million related to the amortization of debt issuance costs for the nine months ended September 30, 2026 and 2025, respectively. The Notes had an effective interest rate of 5.4% for all periods.

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
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to customers, investors, directors and officers with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from certain claims made by third parties. These indemnification provisions may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is indeterminable. The Company has never paid a material claim, nor has the Company been sued in connection with these indemnification arrangements. As of September 30, 2026, the Company has not accrued a liability for these indemnification arrangements because the likelihood of incurring a payment obligation, if any, in connection with these indemnification arrangements is neither probable nor reasonably estimable.

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
During the nine months ended September 30, 2026, the Company repurchased 4.5 million shares of its Class A common stock for an aggregate purchase price of $13.9 million under the Program through open market purchases.
Approximately $107.3 million remains available for future repurchases of common stock under the Program as of September 30, 2026.
All shares repurchased under the Program were immediately retired. Repurchased shares reduced the Company’s outstanding shares and its weighted average number of shares of common stock outstanding for purposes of calculating basic and diluted earnings per share.

10.    Stock-Based Compensation
Total stock-based compensation expense is recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$70	$102	$203	$342
Sales and marketing	1,039	1,792	3,584	6,407
Research and development	3,078	5,162	9,916	18,560
General and administrative	2,841	4,004	9,063	12,990
Total stock-based compensation	$7,028	$11,060	$22,766	$38,299
Equity Incentive Plan
Under the Company’s 2021 Equity Incentive Plan, as of September 30, 2026, 40.5 million shares of Class A common stock were authorized, of which 19.6 million shares of Class A common stock were available for future issuance. The number of shares reserved for issuance was increased in January 2026 pursuant to the evergreen provisions set forth in the 2021 Equity Incentive Plan.
Restricted Stock Units
For all restricted stock units (“RSUs”), the Company recorded stock-based compensation expense of $7.3 million and $23.6 million during the three and nine months ended September 30, 2026, respectively,

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
and $11.2 million and $39.0 million during the three and nine months ended September 30, 2025, respectively.
A summary of the Company’s RSU activity for the nine months ended September 30, 2026 is as follows (in thousands, except weighted average information):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2025	6,557	$9.23
Granted	4,753	2.46
Vested	(2,705)	8.99
Forfeited/Canceled	(1,268)	7.64
Unvested at September 30, 2026	7,337	$5.21
As of September 30, 2026, total unrecognized stock-based compensation expense for unvested RSUs was $36.3 million, which is expected to be recognized over a weighted average period of 1.2 years.

11.    Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The income tax expense, effective tax rates, and statutory federal income tax rates for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income tax expense	$4,594	$1,508	$20,191	$1,029
Effective tax rate	47.4%	(18.1)%	31.6%	(3.3)%
Statutory federal income tax rate	21%	21%	21%	21%

The effective tax rate for the three and nine months ended September 30, 2026 differed from the U.S. federal statutory tax rate of 21% primarily due to tax detriments relating to the settlement of RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, and state taxes, partially offset by net tax benefits from research and development tax credits.
The effective tax rate for the three and nine months ended September 30, 2025 differed from the U.S. federal statutory tax rate of 21% primarily due to tax detriments relating to the settlement of RSUs, certain non-deductible expenses including limitations on the amount of deductible officer compensation, state taxes, and net tax benefits from research and development tax credits.
In the normal course of business, the Company is subject to taxation from and is regularly audited by federal, state, and foreign tax authorities. As of September 30, 2026, the Company’s 2023 and 2024 income tax returns have been selected by the Internal Revenue Service for examination. Additionally, the Company is undergoing routine tax examinations in various state and foreign taxing jurisdictions in which the Company has operated. The Company believes that any income taxes ultimately assessed by any taxing authorities will not materially exceed the amounts the Company has already provided. In October 2026, the statute of limitations for certain prior year tax returns expired in various taxing jurisdictions. The

ZipRecruiter, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company estimates it will recognize an income tax benefit of $5.7 million in the consolidated statements of operations for the quarter ended December 31, 2026.
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
For the three months ended September 30, 2026, our revenue was $124.4 million and we generated net income of $5.1 million and Adjusted EBITDA of $20.8 million. For the three months ended September 30, 2025, our revenue was $115.0 million, and we had a net loss of $9.8 million and Adjusted EBITDA of $9.2 million. For the nine months ended September 30, 2026, our revenue was $350.1 million and we generated net income of $43.8 million and Adjusted EBITDA of $45.0 million. For the nine months ended September 30, 2025, our revenue was $337.3 million, and we had a net loss of $32.2 million and Adjusted EBITDA of $24.5 million. Adjusted EBITDA is a financial measure not presented in accordance with GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of net income (loss) to Adjusted EBITDA, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”

KEY OPERATING METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key operating metrics and non-GAAP financial measures to identify trends affecting our business, formulate business plans, and make strategic decisions:

	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026	September 30, 2026
Quarterly Paid Employers	63,466	66,302	66,959	59,104	63,329	70,721	73,929
Revenue per Paid Employer	$1,734	$1,693	$1,717	$1,889	$1,698	$1,669	$1,683

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Adjusted EBITDA	$20,778	$9,249	$45,034	$24,526
Adjusted EBITDA margin	17%	8%	13%	7%
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
In the quarter ended September 30, 2026, Quarterly Paid Employers increased 5% when compared to the quarter ended June 30, 2026 and 10% when compared to the quarter ended September 30, 2025. Similar to the prior quarter, we saw strong growth in both new and returning customers as our products continue to improve.
Revenue per Paid Employer
We evaluate Revenue per Paid Employer as a key indicator of our efforts to increase value provided to employers in our marketplace. We define Revenue per Paid Employer as total company revenue in a given period divided by Quarterly Paid Employers in the same period.
In the quarter ended September 30, 2026, Revenue per Paid Employer increased when compared to the quarter ended June 30, 2026. The sequential increase was primarily driven by performance-based revenue making up a higher mix of total revenue. We believe our products and services continued to improve and offered more value for employers of all sizes.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss)	$5,108	$(9,822)	$43,795	$(32,159)
Stock-based compensation	7,028	11,060	22,766	38,299
Depreciation and amortization	2,885	3,216	8,813	9,585
Interest expense	3,329	7,406	17,461	22,199
Gain on debt extinguishment	(741)	—	(60,003)	—
Other (income) expense, net	(1,425)	(4,119)	(7,989)	(14,427)
Income tax expense	4,594	1,508	20,191	1,029
Adjusted EBITDA	$20,778	$9,249	$45,034	$24,526
The following tables present net income (loss) margin and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Revenue	$124,444	$114,982	$350,052	$337,279
Net income (loss)	5,108	(9,822)	43,795	(32,159)
Net income (loss) margin	4%	(9)%	13%	(10)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Revenue	$124,444	$114,982	$350,052	$337,279
Adjusted EBITDA	20,778	9,249	45,034	24,526
Adjusted EBITDA margin	17%	8%	13%	7%
Impact of Macroeconomic Conditions
The labor market remains subdued, with lower hiring demand from employers, at least in part due to effects of a variety of global business and macroeconomic factors, including inflationary pressures, elevated borrowing costs, cybersecurity incidents, changes in laws, regulations and administrative policy, including those that impact trade agreements and tariffs, and the impacts of ongoing geopolitical conflicts and instability. Despite the continued uncertainty in the labor market, we had a higher number of Quarterly Paid Employers in our marketplace during the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025. Additionally, in the three and nine months ended September 30, 2026, we delivered $124.4 million and $350.1 million in revenue, respectively, an 8% and 4% increase compared to the three and nine months ended September 30, 2025, respectively. Our marketplace continued to gain momentum in the third quarter, which we believe was driven in part by key product improvements that allowed us to provide more value to job seekers and employers despite the subdued labor market.

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
Other income (expense), net consists primarily of interest income recognized on cash, cash equivalents and marketable securities, gains and losses from foreign currency exchange transactions, and realized gains and losses recognized on sales of available-for-sale debt securities. We have foreign currency exposure primarily related to personnel-related expenses and remeasurement gains and losses on asset and liability balances that are denominated in currencies other than the U.S. Dollar, principally the Canadian Dollar, British Pound and the Israeli New Shekel.
Income Tax Expense (Benefit)
We are subject to federal and state income taxes in the United States, as well as several international jurisdictions. The effective tax rate for the three and nine months ended September 30, 2026 differed from the U.S. federal statutory rate of 21% primarily due to tax detriments relating to the settlement of restricted stock units, certain non-deductible expenses including limitations on the amount of deductible officer compensation, and state taxes, partially offset by net tax benefits from research and development tax credits. The effective tax rate for the three and nine months ended September 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to tax detriments relating to the settlement of restricted stock units, certain non-deductible expenses including limitations on the amount of deductible officer compensation, state taxes, and net tax benefits from research and development tax credits.

Results of Operations
The following table sets forth our consolidated results of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue(1)	$124,444	$114,982	$350,052	$337,279
Cost of revenue(2)	12,681	12,515	37,244	36,133
Gross profit	111,763	102,467	312,808	301,146
Operating expenses
Sales and marketing(2)	59,318	59,952	173,263	176,485
Research and development(2)	25,336	30,854	77,789	96,215
General and administrative(2)	16,244	16,688	48,301	51,804
Total operating expenses	100,898	107,494	299,353	324,504
Income (loss) from operations	10,865	(5,027)	13,455	(23,358)
Other income (expense)
Interest expense	(3,329)	(7,406)	(17,461)	(22,199)
Gain on debt extinguishment	741	—	60,003	—
Other income (expense), net	1,425	4,119	7,989	14,427
Total other income (expense), net	(1,163)	(3,287)	50,531	(7,772)
Income (loss) before income taxes	9,702	(8,314)	63,986	(31,130)
Income tax expense	4,594	1,508	20,191	1,029
Net income (loss)	$5,108	$(9,822)	$43,795	$(32,159)

____________
(1)Revenue was comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Subscription	$93,591	$87,729	$265,077	$260,897
Performance-based	30,853	27,253	84,975	76,382
Total revenue	$124,444	$114,982	$350,052	$337,279
(2)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$70	$102	$203	$342
Sales and marketing	1,039	1,792	3,584	6,407
Research and development	3,078	5,162	9,916	18,560
General and administrative	2,841	4,004	9,063	12,990
Total stock-based compensation	$7,028	$11,060	$22,766	$38,299

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Total revenue	$124,444	$114,982	$9,462	8%	$350,052	$337,279	$12,773	4%
Revenue increased by $9.5 million, or 8%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Subscription revenue increased by $5.9 million, or 7%, and performance-based revenue increased by $3.6 million, or 13%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Revenue increased by $12.8 million, or 4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Performance-based revenue increased by $8.6 million, or 11%, and subscription revenue increased by $4.2 million, or 2%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Despite the continued uncertainty in the labor market, revenue growth year-over-year for both the three and nine months ended September 30, 2026 was driven by a higher number of Quarterly Paid Employers in our marketplace and an overall increase in employer spending on our marketplace products and services. We believe our products and services continued to improve, providing more value for employers of all sizes by offering solutions with leading matching technology to help employers identify and recruit standout candidates.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$12,681	$12,515	$166	1%	$37,244	$36,133	$1,111	3%
Gross margin	90%	89%			89%	89%
There were immaterial fluctuations in cost of revenue for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Cost of revenue increased $1.1 million, or 3%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to an increase of $2.0 million in job distribution costs from performance-based revenue. Gross margin was 89% for both the nine months ended September 30, 2026 and September 30, 2025, reflecting our continued commitment to operational efficiencies and maintaining costs proportionate to revenue.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$59,318	$59,952	$(634)	(1)%	$173,263	$176,485	$(3,222)	(2)%
Percentage of revenue	48%	52%			49%	52%
Sales and marketing expenses decreased by $0.6 million, or 1%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily driven by a $0.8 million decrease in stock-based compensation expense for our sales and marketing employees corresponding with a lower grant date fair value of equity awards recognized as expense in the current period as well as lower headcount in the current-year period.
Sales and marketing expenses decreased by $3.2 million, or 2%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily driven by a $4.3 million decrease in personnel-related costs for our sales and marketing employees, corresponding with lower headcount in the current-year period. Stock-based compensation expense for our sales and marketing employees also decreased by $2.8 million corresponding with a lower grant date fair value of equity awards recognized as expense in the current period as well as lower headcount. The decrease was partially offset by a $3.5 million increase in marketing and advertising spend as we deployed marketing dollars towards campaigns we believe will drive a strong return on investment.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Research and development	$25,336	$30,854	$(5,518)	(18)%	$77,789	$96,215	$(18,426)	(19)%
Percentage of revenue	20%	27%			22%	29%
Research and development expenses decreased by $5.5 million, or 18%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by a $2.8 million decrease in personnel-related costs for our research and development employees, corresponding with lower headcount in the current-year period. Stock-based compensation expense for our research and development employees also decreased by $2.1 million corresponding with lower headcount as well as a lower grant date fair value of equity awards recognized as expense in the current period.
Research and development expenses decreased by $18.4 million, or 19%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by an $8.6 million decrease in stock-based compensation expense for our research and development employees corresponding with lower headcount in the current-year period as well as a lower grant date fair value of equity awards recognized as expense in the current period. Personnel-related costs for our research and development employees also decreased by $8.0 million corresponding with lower headcount, and research and development expense decreased by $1.1 million reflecting a larger amount of internal-use software capitalization in the current year.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$16,244	$16,688	$(444)	(3)%	$48,301	$51,804	$(3,503)	(7)%
Percentage of revenue	13%	15%			14%	15%
There were immaterial fluctuations in general and administrative expenses for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
General and administrative expenses decreased by $3.5 million, or 7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a $3.9 million decrease in stock-based compensation expense for our general and administrative employees corresponding with a lower grant date fair value of equity awards recognized as expense in the current period and lower headcount in the current-year period.

Total Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Total other income (expense), net	$(1,163)	$(3,287)	$2,124	(65)%	$50,531	$(7,772)	$58,303	*
____________
*Change not meaningful due to the impact of the gain on debt extinguishment for the nine months ended September 30, 2026.

Total other income (expense), net decreased by $2.1 million, or 65%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by a $4.1 million decrease in interest expense as a result of the repurchase of a portion of our outstanding senior unsecured notes as well as a $0.7 million gain on debt extinguishment as a result of the repurchases. The decrease was partially offset by a $1.5 million decrease related to income accretion for our marketable securities purchased at a discount and a $1.3 million decrease in interest income earned on both our marketable securities and cash equivalents.
Total other income (expense), net increased by $58.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a $60.0 million gain on debt extinguishment recognized from the repurchase of a portion of our outstanding senior unsecured notes as well as a $4.7 million decrease in interest expense as a result of the repurchases. The increase was partially offset by a $4.1 million decrease related to income accretion for our marketable securities purchased at a discount and a $1.8 million decrease in interest income earned on both our marketable securities and cash equivalents.
Income Tax Expense (Benefit)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$4,594	$1,508	$3,086	205%	$20,191	$1,029	$19,162	*
Effective tax rate	47.4%	(18.1)%			31.6%	(3.3)%
____________
*Change not meaningful due to higher pre-tax income for the nine months ended September 30, 2026.

Income tax expense (benefit) increased by $3.1 million, or 205%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by changes in pretax results in each period.
Income tax expense (benefit) increased by $19.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by changes in pretax results in each period, including the current period $60.0 million pre-tax gain on debt extinguishment tax affected at the standard U.S. federal and state statutory tax rates.

Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents totaling $174.7 million and restricted cash of $2.1 million. We have financed our operations and capital expenditures primarily through cash generated from operations, sales of shares of common and preferred stock and from our senior unsecured notes, bank loans, and convertible notes.
We believe our existing cash, cash equivalents, and cash flow from operations will be sufficient to meet our working capital requirements for at least the next 12 months. To the extent existing cash, cash equivalents, and cash from operations are insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. There can be no assurances that we will be able to raise additional capital. The inability to raise capital could adversely affect our ability to achieve our business objectives.
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
During the nine months ended September 30, 2026, we repurchased $299.3 million of aggregate principal amount of the Notes for a total repurchase price of $236.8 million (plus accrued and unpaid interest to, but excluding, the applicable closing date), including $294.6 million of aggregate principal amount of the Notes purchased through separate, privately negotiated repurchase agreements with certain holders of the Notes for a total repurchase price of $232.8 million (plus accrued and unpaid interest to, but excluding, the applicable closing date) and $4.7 million of aggregate principal amount of the Notes purchased in the open market for a total repurchase price of $4.0 million (plus accrued and unpaid interest to, but excluding, the applicable closing date). As a result of the repurchases, we retired over half of our outstanding Notes due in 2030 at a discount to par value, resulting in $250.7 million of aggregate principal amount of our Notes outstanding as of September 30, 2026.
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
During the nine months ended September 30, 2026, we repurchased 4.5 million shares of our Class A common stock for an aggregate purchase price of $13.9 million under our share repurchase program through open market purchases.
Approximately $107.3 million remains available for future repurchases of our common stock under our share repurchase program as of September 30, 2026. For more information, see Note 9 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Investments
As of September 30, 2026, we held $106.3 million in total investments, consisting of money market mutual funds. These investments are included within cash and cash equivalents within our condensed consolidated balance sheets. During the nine months ended September 30, 2026, a significant amount of our investments matured to fund the repurchases of the Notes.
During the three and nine months ended September 30, 2026, we continued to manage our excess cash reserves by investing primarily in money market mutual funds and also in highly rated debt securities. The primary objectives in investing our excess cash reserves are to preserve capital, provide sufficient liquidity to satisfy both operational cash flow requirements and potential strategic investment opportunities, and to obtain a reasonable or market rate of return on investments. We consider all of our investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities within current assets in our condensed consolidated balance sheets.
For more information, see Note 5 – Financial Instruments to our condensed consolidated financial statements included in this report.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025

Net cash provided by operating activities	$27,250	$3,245
Net cash provided by investing activities	215,697	86,873
Net cash used in financing activities	(254,184)	(96,741)
Net decrease in cash, cash equivalents, and restricted cash	$(11,237)	$(6,623)

Operating Activities
The primary source of operating cash inflows is cash collected from our customers for our services. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing costs and third-party costs incurred to support our marketplace.
For the nine months ended September 30, 2026, cash provided by operating activities was $27.3 million resulting from our net income of $43.8 million, adjusted by non-cash items of $5.3 million and a net decrease of $11.2 million in our operating assets and liabilities. The non-cash items primarily resulted from a $60.0 million gain on debt extinguishment and $1.8 million in amortization and accretion of marketable securities, partially offset by $22.8 million for stock-based compensation expense, $20.3 million related to the change in our deferred income taxes primarily driven by the utilization of carried forward tax losses resulting from the taxable gain on debt extinguishment, $8.8 million pertaining to amortization of intangible assets and depreciation, and $1.5 million pertaining to non-cash lease expense. The decrease of $11.2 million related to changes in our operating assets and liabilities was primarily driven by a $10.2 million decrease in accrued interest, a $4.8 million increase in accounts receivable, a $2.1 million increase in other assets, a $1.8 million decrease in our operating lease liabilities, and a $0.2 million increase in prepaid expenses and other assets, partially offset by a $5.1 million increase in our accounts payable and accrued expenses and other liabilities, a $1.9 million increase in deferred revenue, and a $0.9 million decrease in deferred commissions.
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
Investing Activities
For the nine months ended September 30, 2026, cash provided by investing activities was $215.7 million resulting from $283.4 million received from paydowns, maturities and redemptions of marketable securities and $1.3 million received from sales of marketable securities, partially offset by $62.9 million used in purchases of marketable securities and $5.5 million capitalized for software development costs.
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
Financing Activities
For the nine months ended September 30, 2026, cash used in financing activities was $254.2 million which consisted of $236.8 million for the repurchases of the Notes, $14.0 million for the repurchases of common stock, and $3.7 million for the net settlement of taxes on equity awards, partially offset by $0.3 million of proceeds from the exercise of stock options.
For the nine months ended September 30, 2025, cash used in financing activities was $96.7 million which consisted of $94.1 million used for the repurchase of common stock, $5.9 million for the net settlement of taxes on equity awards, and $0.9 million for the payment of acquisition-related non-

employee investor holdback consideration, partially offset by $2.5 million of proceeds from the exercise of stock options and $1.7 million of proceeds from the issuance of stock under the employee stock purchase plan.
Obligations and Other Commitments
See the 2025 Form 10-K for our future minimum commitments related to certain software service agreements. Through September 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Additionally, we are subject to interest rate risk in connection with our investments. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. To minimize interest rate risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of shorter duration securities, including commercial paper, money market mutual funds, U.S. government and agency securities, and corporate debt securities. To assess interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio. Based on investment positions as of September 30, 2026, a hypothetical increase in interest rates of 100 basis points across all maturities would not result in a material impact to the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There has been volatility in financial markets as a result of a number of factors, including, but not limited to, ongoing geopolitical conflicts, inflation, changes in interest rates, banking instability, and changes in laws, regulations and administrative policy, including those that impact trade agreements and tariffs. There is a risk that as a result of these macroeconomic factors, we could continue to experience declines in all, or in portions, of our business. Economic uncertainty may cause some of our current or potential employers to curtail spending in our marketplace and may ultimately result in cost challenges to our operations. For example, our employers, including those of our employers that are banks, may be adversely affected by any bank failure or other event affecting financial institutions. Any resulting adverse effects to our employers’ liquidity or financial performance could reduce the demand for our services or affect our allowance for expected credit losses and collectability of accounts receivable. In addition, any significant changes to U.S. trade policies, treaties or tariffs, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. These adverse conditions could result in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally. There is also risk that when overall global economic conditions are positive, our business could be negatively impacted by decreased demand for job postings and our services. If there is a significant or prolonged decline in economic conditions, our business, financial condition, and operating results could be adversely affected.
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
We also compete with other companies that utilize emerging technologies and assets, such as artificial intelligence, or AI, large language models (LLMs), machine learning, and other types of AI, or, collectively, AI Technologies, and may compete with AI platforms. While we also may utilize such technologies, these competitors may offer products and services that may, among other things, provide automated alternatives to the services that employers or job seekers would otherwise seek from ZipRecruiter, use machine learning algorithms to connect employers with job seekers more effectively than we do, or otherwise change the way that employers engage with job seekers or the way job seekers apply to jobs or find work so as to make our marketplace less attractive. We may face increased competition from these competitors as they mature and expand their capabilities.

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
If internet search or generative AI engines’ methodologies or other channels that we use to direct traffic to our website are modified to our disadvantage, or our search result page rankings decline for other reasons, our user growth could decline.
We depend in part on various internet search engines, such as Google, and generative AI engines, as well as other channels, to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. For example, our competitors’

search engine optimization and other efforts such as paid search may result in their websites receiving a higher search result page ranking than ours, internet search or generative AI engines or other channels that we utilize to direct traffic to our website could revise their methodologies in a manner that adversely impacts traffic to our website, or we may make changes to our website that adversely impact our search engine optimization rankings and traffic. As a result, links to our website may not be prominent enough to drive sufficient traffic to our website, and we may not be able to influence the results. Additionally, the manner in which generative AI platforms decide what information to provide in response to a given user query may also result in our website receiving less attention by users of these tools.
Search and generative AI engines and other channels that we use to drive employers and job seekers to our website periodically change their algorithms, policies, and technologies, sometimes in ways that cause traffic to our website to decline. In addition, generative AI engines have recently begun to disrupt the methods by which consumers have traditionally searched and applied for jobs, and we expect this trend to continue. These changes can also result in an interruption in employers’ and job seekers’ ability to access our website or a drop in our search ranking, or have other adverse impacts that negatively affect our ability to maintain and grow the number of employers and job seekers that visit our website. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid listings escalate or our organic ranking decreases. Any of these changes, or a failure by us to successfully adapt to this evolving landscape, could have an adverse impact on our business, user acquisition, and operating results.
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
•network outages or security breaches;
•general economic, industry and market conditions, including inflationary pressures, a volatile interest rate environment, elevated borrowing costs, actual or perceived instability in the global banking industry and the impacts therefrom, cybersecurity incidents, changes in laws, regulations and administrative policy, including those that impact trade agreements and tariffs, and the impacts of ongoing geopolitical conflicts and instability;
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
We experienced a period of significant growth in prior years and expect to continue to invest strategically across our company to support measured growth, while also scaling back certain areas of our business in response to changing macroeconomic conditions. Although we have experienced rapid growth in the past, we may not return to prior growth rates or sustain our growth rates, nor can we assure you that our investments to support our growth or to manage expenses by scaling back other areas of our business will be successful. The effective scaling of our business will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage any future growth effectively, we must continue to improve our operational, financial, and management information systems; expand, motivate, and effectively manage and train our workforce; and effectively collaborate with our third-party partners. If we cannot manage any future growth successfully, our business, operating results, financial condition, and ability to successfully advertise our marketplace and serve our employers and job seekers could be adversely affected.
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
To grow our business and the number of job seekers and employers in our marketplace, we anticipate that we will continue to depend, in part, on relationships with Job Distribution Partners and Job Acquisition Partners. Job Distribution Partners are third-party sites who have a relationship with us and advertise jobs from our marketplace, and include job boards, search engines, social networks, talent communities and resume services, while Job Acquisition Partners are third-party sites and applicant tracking systems (ATSs) who have a relationship with us and from whom we receive jobs for our marketplace. Our competitors may be effective in providing incentives to these Job Distribution Partners to favor their products or services or to prevent or reduce engagement with our marketplace. In addition, acquisitions of our Job Distribution Partners or Job Acquisition Partners by our competitors could reduce the number of our current and potential employers and job seekers as well as the number of job postings accessible by our marketplace. We cannot guarantee that the Job Distribution Partners and Job Acquisition Partners with which we have strategic relationships will continue to offer the services for which we rely on them, devote the resources necessary to expand our reach, or support an increased number of employers and job seekers and associated use cases. Further, some of our Job Distribution Partners and Job Acquisition Partners offer, or could offer, competing products and services or also work with our competitors. They may also choose to develop alternative products and services in addition to, or in lieu of, our marketplace, either on their own or in collaboration with others, including our competitors.
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
While we earned net income of $5.1 million and $43.8 million for the three and nine months ended September 30, 2026, respectively, as well as $49.1 million and $61.5 million for the years ended December 31, 2023 and 2022, respectively, we have also incurred significant net losses in other periods, including a net loss of $33.0 million and $12.9 million for the years ended December 31, 2025 and 2024, respectively. As of September 30, 2026, we had an accumulated deficit of $34.6 million. Additionally, we expect to make significant future expenditures related to the development and expansion of our business, including investing in our technology to improve our marketplace and investing in sales and marketing channels to enhance our brand promotion efforts. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to regain or maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that we can sustain profitability.

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
Our business involves the storage, processing, and transmission of proprietary, confidential, and personal information, and relies on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business, or IT Systems. We own and manage some of these IT Systems but also rely on the use of third-party partners and vendors for a range of IT Systems, who also store, process, and transmit user information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel, website visitors and other individuals we interact with. We have previously experienced multiple data security incidents involving the unauthorized access to personal information of job seekers utilizing our services (including their resumes) as well as affecting our business clients’ accounts, some of which have required us to notify affected individuals and/or regulators. There are no assurances that other data security incidents will not occur in the future. These incidents and any future data security breach that we or our vendors and third-party partners experience, such as those caused through hacking, social engineering, phishing, malicious actors, insufficient access controls and/or end-user or customer account controls and/or security measures, including user or customer account takeovers, credential stuffing, malware (including ransomware), vulnerabilities, prompt injection, malfeasance by insiders, human or technological error or mistake, as a result of malicious code embedded in software, physical or electronic-break-in, weakness resulting from intentional or unintentional service provider actions, or other data privacy or security incidents, whether intentionally or unintentionally caused by us or by third parties could result in: unauthorized access to, misuse of, or unauthorized acquisition of IT Systems and our, our personnel’s, our users’, or our customers’ data; the loss, corruption, or alteration of this data; interruptions in our operations; unavailability of our website and applications; damage to our computers or systems or those of our users; or other security incident, data breach, or ransomware. Moreover, we have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or are similarly susceptible to the risks described above, which exposes us to significant cybersecurity, operational, and financial risks.
An increasing number of online services have also disclosed security breaches, some of which involved sophisticated and highly targeted attacks. As threat actors become increasingly sophisticated in using techniques and tools (including AI Technologies) that circumvent security controls, evade detection and remove forensic evidence, we may be unable to protect the confidentiality, integrity and/or availability of our IT Systems or confidential information, and may not be able to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT systems, confidential information or business. Further, as our profile and name recognition increase, we may be targeted more frequently. Additionally, malware, viruses, social engineering (including business email compromise), and general hacking in our industry have become more prevalent and more complex. Further, due to the shift to remote and hybrid work, there is an increased risk that we may experience cybersecurity related incidents, including breaches of IT Systems security, as a result of our employees, service providers, and third parties working remotely on less secure systems. Threat actors’ techniques change frequently and often are not foreseeable or recognized until launched against a target. As a result, we and our third-party partners and vendors may be unable to anticipate these techniques, implement adequate preventative measures, or investigate, remediate and recover from incidents. If an actual or perceived breach of our or our third-party partners’ or vendors’ security or privacy or other data privacy or security incident occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose users and business.

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
In particular, we incorporate generative AI Technologies (i.e., AI Technologies that can produce and output new content, software code, data and information) into our services and internal business practices. There is a risk that generative AI Technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results, all of which could harm our reputation, business, or customer relationships. While we take measures designed to ensure the accuracy and safety of such AI-generated content, those measures may not always be successful, and in some cases, we may need to rely on end users to report such inaccuracies. In addition, we may experience difficulties in enforcing the intellectual property rights in output generated by generative AI Technologies. There is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. The United States Copyright Office has previously denied copyright protection for content generated by AI Technologies, and the United States Patent and Trademark Office has similarly stated that an AI tool cannot be an “inventor” of a patent, rendering it impossible to obtain patent protection for inventions created solely by AI Technologies.
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
Several U.S. and European jurisdictions currently or will soon regulate specific uses of AI Technologies. For example, New York City currently regulates the use of automated employment decision tools by employers and employment agencies; Utah regulates disclosures for the use of generative AI Technologies; Illinois regulates AI Technologies in employment decision-making process; Colorado regulates the use of automated decision-making technologies (ADMT) in consequential decisions; Texas prohibits specific AI Technologies use cases (including those developed or deployed with the intent of unlawfully discriminating against a protected class under federal or state law); and Connecticut has enacted regulation relating to the use of automated employment-related decision technology (AEDT) and will require employers to disclose when AI Technologies are used as a substantial factor in making or materially influencing an employment decision. California has also enacted several new AI laws that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of AI Technologies and the types of data used to train such AI models. Relatedly, various state laws, including the CCPA, regulate the use of automated decision making technology that results in legal or similarly significant effects on individuals, and provide rights to individuals with respect to that automated decision making.
In the EU, the Artificial Intelligence Act, or the EU AI Act, entered into force in August 2024. The EU AI Act seeks to create a comprehensive legal framework for the regulation of AI systems across the EU. In July 2026, the Digital Omnibus on AI entered into force, deferring obligations for high-risk AI systems to December 2027 (for high-risk AI systems described in Annex III, including those related to recruitment) and August 2028 (for high-risk AI systems described in Annex I, including those embedded in regulated products). Transparency and labeling obligations for providers and deployers of certain AI systems, including generative and interactive AI systems and deepfakes, took effect in August 2026. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the EU, including, for certain types of AI systems, requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. Failure to comply with such laws or regulations could subject us to legal or regulatory liability. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
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
•compliance with local direct and indirect tax regimes, including potential double taxation of our international earnings, and potentially adverse tax consequences due to U.S. and foreign tax laws as they relate to our international operations;
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
In order to use our marketplace, employers, job seekers, and, to a lesser extent, other third parties including advertisers, partners, and our own employees, entrust us to collect, use, and store their personal information. Our ability to leverage this information and to effectively and efficiently provide our services, including by communicating electronically and otherwise with employers and job seekers of our marketplace, is critical to our business. By way of example, our services and sales communications may include the sending and receiving of emails, SMS/text messages, in-platform messages, and push notifications on mobile devices. Certain federal, state and foreign government bodies and agencies have adopted, and others are considering adopting, or may adopt in the future, laws, standards and regulations regarding the collection, use, transfer, storage and disclosure of personal information obtained from consumers, customers, employees, and other individuals, the conditions under which businesses may communicate with such individuals and other third parties. A perception or determination that we have violated laws or other legal requirements relating to our communications, such as the Telephone Consumer Protection Act (TCPA), could also result in claims against us (including class actions), which could be costly to litigate, whether or not they have merit, and could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business. In addition, the costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our employers and job seekers may limit the use of our marketplace and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Moreover, third-party gatekeepers and service providers and their interpretation and application of privacy and data protection laws, rules, regulations, and best practices, may limit, disrupt, or require alteration of our operations, service offerings, and ability to communicate with and among employers and job seekers, and may adversely affect our business.
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
We had $250.7 million of indebtedness (excluding intercompany indebtedness) as of September 30, 2026. Our indebtedness could have important consequences, including:
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
In addition, the indenture governing the remaining $250.7 million aggregate principal amount of our outstanding senior unsecured notes that we issued in January 2022 contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default under the indenture governing the senior unsecured notes which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.

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
Our Class B common stock has twenty votes per share and our Class A common stock has one vote per share. As of September 30, 2026, Ian Siegel, our chief executive officer and the sole holder of our outstanding Class B common stock, beneficially owned approximately 15.7% of our total outstanding common stock as a class and held approximately 78.9% of the voting power of our total outstanding common stock as a class. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the sole holder of our Class B common stock controls a substantial majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders for approval until the earliest of (1) the first business day falling on or after 180 days after the date on which Mr. Siegel beneficially owns less than 4,000,000 shares of Class B common stock, (2) the date which is (a) 90 days after the date of death or disability of Mr. Siegel or (b) such later date, not to exceed a total period of 180 days after the date of death or disability of Mr. Siegel, as may be approved prior to the date that is 90 days after the date of death or disability of Mr. Siegel by a majority of our independent directors then in office, and (3) the first business day falling on or after the date on which Mr. Siegel elects to convert all then-outstanding shares of Class B common stock into shares of Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
As of September 30, 2026, the board of directors had authorized us to repurchase up to $750.0 million of our common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements, and other investment opportunities. Approximately $107.3 million remains available for future repurchases under our $750.0 million share repurchase program as of September 30, 2026.
Repurchases pursuant to our share repurchase program could affect the price of our Class A common stock and increase its volatility. The existence of our share repurchase program could also cause the price of our Class A common stock to be higher than it would be in the absence of such a program and could reduce the market liquidity for our Class A common stock. Additionally, repurchases under our share repurchase program, inclusive of related excise taxes, will diminish our cash reserves, which could impact our ability to further develop our business and service our indebtedness. There can be no assurance that any repurchases will enhance stockholder value because the market price of our Class A common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our Class A common stock price. Although our share repurchase program is intended to enhance long-term stockholder value, short-term price fluctuations could reduce the program’s effectiveness.
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
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by the restrictions under the terms of our debt agreements. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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
Moreover, Section 203 of the Delaware General Corporation Law, or DGCL, may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock. See the section titled “Description of Class A Common Stock” in Exhibit 4.6 to the 2025 Annual

Report on Form 10-K for additional information. In addition, under the indenture governing the senior unsecured notes, if certain “change of control” events occur, each holder of the notes may require us to repurchase all of such holder’s notes at a purchase price equal to 101% of the principal amount of such notes.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended September 30, 2026 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 to July 31, 2026	—	$—	—	$111,790
August 1, 2026 to August 31, 2026	538	$4.41	538	$109,418
September 1, 2026 to September 30, 2026	503	$4.18	503	$107,316
Total	1,041		1,041
____________
(1)The board of directors has authorized us to repurchase up to $750.0 million of our common stock under our share repurchase program, of which, as of September 30, 2026, $642.7 million had been utilized. The remaining $107.3 million in the table represents the amount available to repurchase shares under the share repurchase program as of September 30, 2026. We may repurchase shares of common stock through open market or privately negotiated transactions, block purchases, or pursuant to one or more Rule 10b5-1 plans. The share repurchase program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by the board of directors. For more information, see Note 9 – Share Repurchase Program to our condensed consolidated financial statements included in this report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2026, the following individual(s) serving as a director and/or an officer (as defined in Rule 16a-1(f) of the Exchange Act) of our company adopted or terminated a trading plan for the purchase or sale of our securities as described in Item 408 of Regulation S-K. The material terms of these plans, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the “Rule 10b5-1 Plans”), are as follows:
•On August 9, 2026, Ian Siegel, our Chief Executive Officer, adopted a Rule 10b5-1 Plan for the potential sale of up to 2,262,624 shares of common stock. The plan’s original expiration date was December 22, 2027, but the plan was terminated on October 28, 2026, and no sales were executed thereunder. Also on October 28, 2026, Mr. Siegel terminated a Rule 10b5-1 Plan for the potential sale of up to 805,672 shares of common stock. Such plan’s expiration date was December 22, 2026.
•On August 28, 2026, Lora Bartolome, our Senior Vice President, Accounting and Controller, adopted a Rule 10b5-1 Plan for the potential sale of up to 73,865 shares of common stock. The plan’s expiration date is December 31, 2027.

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

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation, as amended.	10-Q	001-40406	3.1	8/07/2024
3.2	Amended and Restated Bylaws.	8-K	001-40406	3.1	4/27/2023
10.1	Form of Amended and Restated Change in Control and Severance Agreement.	10-Q	001-40406	10.2	8/05/2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Monica, California, on November 9, 2026.

ZIPRECRUITER, INC.

By:	/s/ Ian Siegel
Ian Siegel
Chief Executive Officer

By:	/s/ Carmen Chan
Carmen Chan
Executive Vice President, Chief Financial Officer